Form 10-K
period 2023-12-31
26North BDC, Inc.
filed 2024-03-08
CIK 1950976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from      to

Commission file number 000-56594

26North BDC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	93-2305832
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Madison Avenue, 26th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (917) 885-5563

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of December 31, 2023 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of March 8, 2024 was 2,811,638.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

26NORTH BDC, INC.

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2023

Cautionary Statement Regarding Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this Annual Report on Form 10-K (this “Annual Report”), as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position.

•	our future operating results;

•	our ability to source investment opportunities;

•	our inability to control the business operations of our portfolio companies, and potential inability to dispose of our interests in our portfolio companies;

•	our use of borrowed money to finance a portion of our investments;

•	provisions of a credit facility or other borrowings that may limit discretion in operating our business;

•	the impact of high rates of inflation;

•	changes in the general interest rate environment;

•	our use of total return swaps and related risks similar to those associated with the use of leverage;

•	the discontinuation of the London Interbank Offered Rate (“LIBOR”) and use of alternative reference rates;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	the impact of competition for investment opportunities;

•	the outcome and impact of any litigation or regulatory proceeding;

•	our dependence on our and third parties’ communications and information systems;

•	the impact of cybersecurity risks, cyber incidents, corruption of confidential information on us or our portfolio companies;

•	our ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;

•	our ability to manage the impact of any changes to current operating policies, investment criteria or strategies;

•	any changes to the anticipated timing or manner of liquidity events;

•	the ability of the Adviser to manage and support our investment process;

•	actual and potential conflicts of interest with the Adviser;

•	our access to confidential information which may restrict our ability to take action with respect to some investments;

•	restrictions on our ability to enter into transactions with our affiliates;

•	our ability to make investments that could give rise to a conflict of interest;

•	the risks associated with indemnity provisions in some of our agreements;

•	actual and potential conflicts associated with investments by 26North employees in us;

•	the Adviser’s compliance with pay-to-play laws, regulations and policies;

•	our ability to find or replace our administrator or sub-administrator(s) in the event of a resignation;

•	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	regulations governing our operations as a BDC and RIC which impact our ability to raise capital or borrow for investment purposes;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), and the rules and regulations issued thereunder;

•	our ability to manage risks associated with leverage and investing in middle-market companies and common or preferred equity securities;

•	the effect of changes to tax legislation and our tax position;

•	the tax status of the enterprises in which we may invest;

•	our ability and the ability of our portfolio companies to manage risks associated with an economic downturn and the time period required for robust economic recovery therefrom;

•	a contraction of available credit and/or an inability to access capital markets or additional sources of liquidity;

•

risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events or natural disasters, such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics;

•

changes in political, economic or industry conditions, the interest rate environment, inflationary concerns, financial and capital markets, and other external factors, including pandemic-related or other widespread health crises, inflation, supply chain disruptions and geopolitical conflicts; and

•	other risks, uncertainties and other factors previously identified in our other filings with the with the Securities and Exchange Commission (the “SEC”) that we make from time to time.

Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.

SUMMARY OF RISK FACTORS

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

Risks Related to Our Business and Structure

•	We have a limited operating history and the Adviser has a limited operating history.

•

We are a privately placed BDC, and our investors may not be able to transfer or otherwise dispose of our shares of common stock, par value $0.001 (“Common Stock”) at the desired time and prices, or at all.

•	We may have difficulty sourcing investment opportunities.

•	We generally will not control the business operations of our portfolio companies.

•	We may not be able to dispose of our interests in our portfolio companies.

•	We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

•	We are exposed to risks associated with changes in interest rates.

Risks Related to the Adviser and its Affiliates

•	We may not achieve our investment objectives.

•	Our fee structure may create a conflict of interest.

•	The Adviser and its affiliates may have incentives to favor their respective other funds, accounts and clients.

Risks Related to BDCs

•	Changes in laws or regulations governing our operations may adversely affect our business.

•	We are subject to limited restrictions with respect to our assets.

•	Failure to maintain our status as a BDC would reduce our operating flexibility.

Risks Related to Our Investments

•	Our investments in portfolio companies may be risky, and we could lose all or part of our investments.

•	Investing in middle market companies involves a number of significant risks.

•	We may be exposed to distressed lending risks.

•	We may suffer a loss if a portfolio company defaults on a loan.

Risks Related to the Private Placement of Common Stock

•	Our stockholders (“Stockholders”) will be obligated to fund drawdowns.

•	Stockholders who default on their Capital Commitment (as defined below) will be subject to significant adverse consequences.

•	Certain Stockholders may have to comply with Exchange Act filing requirements.

Risks Related to our Common Stock

•	Investing in our Common Stock involves a high degree of risk.

•	The amount of any distributions we may make on our Common Stock is uncertain.

•	Our shares are not listed on an exchange or quoted through a quotation system.

Federal Income Tax Risks

•	We cannot predict how tax reform legislation will affect us.

•

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

•	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

•

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, in any taxable year, certain U.S. Stockholders (defined below) will be treated as having received a dividend from us in the amount of such U.S. Stockholders’ allocable share of the Management Fees (described below) and Incentive Fees (described below) paid to the Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholders.

General Risks

•	We may experience fluctuations in our operating results.

•	We do not currently have comprehensive documentation of our internal controls.

•

We are an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

•	Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

PART I.

Unless indicated otherwise in this Annual Report or the context so requires, references to “Company,” “we,” “us,” and “our” mean 26North BDC, Inc. The terms “26N” and “26North” refer collectively to 26North Partners LP and its subsidiaries and affiliated entities. The terms “Adviser” and our “investment adviser” refer to 26North Direct Lending LP, our investment adviser. The terms “Administrator” and our “administrator” refer to 26North Direct Lending Administration LLC, our administrator.

ITEM 1. BUSINESS

The Company — 26North BDC, Inc.

The Company, a Maryland corporation, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Adviser, a Delaware limited partnership and subsidiary of 26North Partners LP, serves as our investment adviser and is responsible for portfolio and risk management of the Company. Subject to the overall supervision of our board of directors (the “Board of Directors”), the Adviser manages our day-to-day operations and provides investment advisory and management services to us. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes. As a BDC and a RIC, we will be required to comply with certain regulatory requirements. See “Item 1. Business — Regulation as a Business Development Company” and “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We invest primarily in directly originated senior secured loans to middle market companies domiciled in the United States. The Company’s portfolio will consist primarily of direct originations of (i) first lien senior secured debt and unitranche debt (including last out portions of such loans) and, to a lesser extent, (ii) second lien senior secured debt and unsecured debt, including mezzanine debt. In connection with its debt investments, the Company is permitted to receive equity warrants or make select equity co-investments. We generally consider middle market companies to consist of companies with between $25 million and $100 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”), although the Company may from time to time invest in larger or smaller companies.

Although we invest primarily in middle market companies domiciled in the United States, we also may from time to time invest, to a lesser extent, in companies domiciled outside of the United States (subject to compliance with BDC requirements to invest at least 70% of our assets in United States companies).

To achieve our investment objective, we will leverage the experience, talent and extensive network of relationships of 26North’s investment personnel (the “Investment Team”) to source and evaluate opportunities. There are no assurances that we will achieve our investment objective.

We currently intend to list our shares of Common Stock on a national securities exchange (an “Exchange Listing”) as determined by the Adviser in its sole discretion within seven years of the Reorganization (as defined below), which was effected on October 2, 2023, subject to market conditions. We also may pursue one or more liquidity events within seven years of the Reorganization, as determined by the Adviser in its sole discretion, including: (i) to commence a share repurchase program in which we repurchase a portion of our Common Stock on a periodic basis at a purchase price equal to our net asset value per share; (ii) a merger or other transaction in which Stockholders receive cash or shares of a listed company; (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually to an unaffiliated third party or an affiliate followed by liquidation; and/or (iv) an orderly wind down and/or liquidation (including an Exchange Listing, each, a “Liquidity Event”). There can be no assurance that any Liquidity Event will occur. In light of the illiquid nature of our portfolio, a sale of assets by the Company to an affiliate likely would be predicated upon the Company obtaining exemptive and/or no-action relief from the SEC; however, there can be no assurance that the Company would be able to obtain such exemptive and/or no-action relief from the SEC.

If we do not consummate any Liquidity Event within seven years of the Reorganization, we may determine to (but shall not be obligated to) offer Stockholders the option to restructure their investment by either (i) exchanging all or a portion of their shares of Common Stock for an interest in a vehicle that would seek to liquidate and distribute to its shareholders the proceeds of its investments over time as such vehicle is liquidated in an orderly manner (a “Liquidating Vehicle”), pursuant to which any unfunded Capital Commitments (as defined below) of such Stockholders in the Company would be extinguished, and/or (ii) exchanging their shares of Common Stock for shares in a newly formed entity that will elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, and which may, among other things, seek to publicly list its shares. Any such restructuring may be predicated upon the Company obtaining an exemptive order from the SEC, as well as applicable approvals from the Board of Directors and/or Stockholders.

Pursuant to the terms of the Subscription Agreement (as defined below), following an Exchange Listing, Stockholders may be restricted from selling or disposing of their shares of Common Stock by applicable securities laws or contractually by a lock-up agreement with the underwriters of any public offering of the Common Stock conducted in connection with an Exchange Listing or otherwise. In addition, during the Lock-Up Period (as described below), Stockholders will be restricted from: (1) offering, pledging, selling, contracting to sell, selling any option or contract to purchase, purchasing any option or contract to sell, granting any option, right or warrant to purchase or otherwise transferring or disposing of, directly or indirectly, any shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock, or publicly disclosing the intention to make any offer, sale, pledge or disposition, (2) entering into any swap or other arrangement that transfers all or a portion of the economic consequences associated with the ownership of Common Stock or any such other securities (regardless of whether any of these transactions are to be settled by the delivery of Common Stock or such other securities, in cash or otherwise), or (3) if applicable, making any demand for or exercising any right with respect to the registration of any shares of Common Stock or any security convertible into or exercisable or exchangeable for Common Stock. The “Lock-Up Period” is 90 days after the date of an Exchange Listing for all shares of Common Stock held by a Stockholder, 180 days after the date of an Exchange Listing for two-thirds of the shares of Common Stock held by a Stockholder, and 270 days after the date of an Exchange Listing for one-third of the shares of Common Stock held by a Stockholder. The lock-up will apply to all shares of Common Stock acquired prior to an Exchange Listing but will not apply to any shares acquired in open market transactions or acquired pursuant to the dividend reinvestment plan after the date of an Exchange Listing.

The Company’s administrative and executive offices are located at 600 Madison Avenue, 26th Floor, New York, NY 10022.

Formation Transactions

The Company was formed on October 13, 2022 as a corporation under the laws of the State of Maryland.

We have conducted, and anticipate that we will continue to conduct, private offerings of our shares of Common Stock (each, a “Private Offering”), in the United States to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (“1933 Act”), and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the current Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of our Common Stock pursuant to a subscription agreement entered into with the Company (each a “Subscription Agreement”). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice. See “Item 1. Business—The Private Offering.”

On October 2, 2023 (the “Exchange Date”), prior to the commencement of the Company’s operations, 26N Direct Lending Fund LP, a private fund that was not registered under the 1940 Act or the Exchange Act (the

“Private Fund”), was reorganized with and into the Company (the “Reorganization”). The Board of Directors considered, deemed to be in the Company’s best interest and approved the Agreement and Plan of Exchange and Reorganization, dated October 2, 2023, in order to effect the Reorganization. The Reorganization was comprised of the conveyance, assignment, transfer and delivery by 26N Direct Lending Fund (Blocker), LLC, a Delaware limited liability company (the “Blocker”), and the Private Fund to the Company of the right, title and interest in and to the capital commitments of the members of the Blocker to the Blocker and the capital commitments of the limited partners of the Private Fund to the Private Fund (excluding, for the avoidance of doubt, the capital commitment made by the Blocker to the Private Fund), respectively, as of the Exchange Date. Prior to the Reorganization, the Adviser assumed the Private Fund’s known liabilities, which the Company agreed to reimburse to the Adviser under the Expense Support Agreement (defined below), provided that the Company commenced operations prior to such reimbursement.

26North

26North commenced operations in 2022 with its principal place of business in New York, NY and is building an integrated, multi-asset class investment platform. 26North seeks to provide asset management services to its clients related to a variety of investment strategies—currently, Private Equity, Direct Lending, and Reinsurance & Insurance Asset Management. As of December 31, 2023, 26North has approximately $15.0 billion in assets under management and a team of more than 95 professionals, comprised of a combination of full-time employees, operating partners and senior advisors.1

26North was founded by Josh Harris (the “Founder”), who has over 30 years of experience in asset management. 26North expects to benefit from the industry experience and relationships of Josh Harris and other senior investment professionals. 26North provides, or will provide, investment advisory services to pooled investment vehicles (the “26North Funds”), institutional clients via separately managed accounts (the “Separate Accounts”) and insurance companies, reinsurance companies and other insurance-related clients (the “Insurance Company Clients”). 26North also provides investment management services to HRS Management, LLC (the “Family Office”), Josh Harris’ multi-faceted, single-family office with a long-dated capital base and investments across multiple asset classes. 26North also expects to provide investment management services to other large-scale family offices (the “Third Party Family Offices” and, together with the Family Office, the “Family Office Clients”). The 26North Funds, Separate Accounts, Insurance Company Clients and the Family Office Clients are referred to collectively herein as the “Clients.”

26North tailors, and in the future will tailor, its advisory services to the specific investment objectives of each existing and future Client pursuant to the investment guidelines and restrictions set forth in each Client’s confidential private placement memorandum, offering memorandum, prospectus, limited partnership agreement, advisory agreement, management agreement and other governing documents, as applicable, which will generally be established at the time of entry into the applicable advisory relationship.

[1]

Operating partners and senior advisors are independent consultants and not employees of 26North. Any compensation or remuneration paid to operating partners and senior advisors in the form of retainers or similar guaranteed minimum amounts, or for services rendered to or on behalf of the Company, or an allocable portion thereof, are expected to be borne by the Company and will not offset (or otherwise reduce) any fees (including the Management Fee or Incentive Fee) or expenses payable by the Company. Operating partners and senior advisors are third-party advisors that help source transactions and investment opportunities, including for the Company, as well as provide advice as to general industry trends. As such individuals are not employees of 26North, they do not receive a salary from 26North. Instead, these individuals are compensated by the Adviser to the extent they are involved in sourcing transactions and investment opportunities for the Company, or otherwise by the Company as permitted by, and pursuant to the terms of, the Administration Agreement.

The Adviser

26North Direct Lending LP serves as our Adviser. The Adviser is a Delaware limited partnership. The Adviser acts as the Company’s investment adviser pursuant to an investment advisory agreement with the Company (the “Investment Advisory Agreement”), and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of the Board of Directors, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Adviser is located at 600 Madison Avenue, 26th Floor, New York, NY 10022. The Adviser is a subsidiary of 26North Partners LP. 26North Partners LP is controlled by Josh Harris, our Founder.

The Adviser’s Direct Lending investment strategy is led by an Investment Committee (the “Investment Committee”) comprised of Josh Harris, Brendan McGovern, Mike Mastropaolo, Jordan Walter, David Yu and Mark Weinberg. The primary responsibility for the day-to-day implementation of management of the Company’s investment portfolio is Brendan McGovern (the “Portfolio Manager”).

In implementing our investment strategy, the Portfolio Manager will have access to the experience and expertise of the Investment Team and the Investment Committee.

The Adviser and its affiliates may provide management or investment services to others whose objectives overlap with ours. The Adviser may face conflicts in the allocation of investment opportunities to us and others. To address these conflicts, the Adviser has put in place an investment allocation policy that seeks to ensure fair and equitable allocation of investment opportunities over time and address the co-investment restrictions set forth under the 1940 Act. See “Item 1A. Risk Factors — Risks Related to the Adviser and its Affiliates — The Adviser or its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.”

Administrator

26North Direct Lending Administration LLC serves as our Administrator. The principal executive office of the Administrator is located at 600 Madison Avenue, 26th Floor, New York, NY 10022. The Administrator provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). See “Item 1. Business—Administration Agreement” below for a discussion of the fees and expenses we are required to reimburse to the Administrator.

The Administrator, on behalf of us and at our expense, may retain one or more service providers that may or may not also be affiliates of 26North to serve as sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for us. Any fees we pay, or indemnification obligations we undertake, in respect of the administrator and those other service providers that are 26North affiliates, will be set at arm’s length and approved by the Independent Directors (as defined below). The Administrator entered into a sub-administration agreement with SEI Global Services, Inc. (“SEI”) pursuant to which SEI will receive compensation for its services.

The Board of Directors

Overall responsibility for the Company’s oversight rests with the Board of Directors. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company as described herein. The Board of Directors is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s Articles of Amendment and Restatement (the “Charter”) and Amended and Restated Bylaws (the “Bylaws”) and applicable provisions of state and other laws. The Adviser will keep the Board of Directors well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board of Directors with additional information as the Board of Directors may, from time to time, request. The Board of Directors is currently composed of three (3) directors, two (2) of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (“Independent Directors”). The Board of Directors meets at regularly scheduled quarterly meetings each year. In addition, the Board of Directors may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board of Directors has established an Audit Committee and a Nominating and Governance Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board of Directors in fulfilling its oversight responsibilities.

Competition

We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other BDCs, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other 26North Funds may have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code impose on us. The competitive pressures could impair our business, financial condition, and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities.

Investment Process Overview

Investment Process

The Adviser strives to leverage a streamlined and efficient investment process:

•	Deal Sourcing and Initial Evaluation: Investment opportunity is identified and evaluated for viability prior to initiating a consensus buildout of initial views and risks.

•	Staffing: Full deal team requested for continued evaluation of the prospective opportunity.

•

Initial Diligence Presentation: Deal team focuses on key risks and investment thesis points and then presents a memo to the Investment Committee for screening. A detailed diligence roadmap and indicative terms are also sent to the company or sponsor at this stage.

•

Primary Diligence Presentation: The deal team works with the prospective investment to address the Adviser’s needs and findings are presented to the Investment Committee, who then agree on a firm commitment.

•

Final Diligence Presentation: The deal team conducts remaining confirmatory diligence and presents to the Investment Committee. At this stage legal, compliance and operations are all involved for final allocation and funding.

Due Diligence Process

As the middle market loans in which we typically invest are exposed to loss of principal but have capped upside, the Adviser’s due diligence process will focus on identifying risk in an effort to ensure that our investments are downside protected. In conducting diligence, the Adviser will utilize “private equity style” diligence, including a bottom-up, fundamental research approach to its potential investments. The Adviser expects to use varied and extensive sources of information to inform its view, leveraging the expertise of its personnel and legal counsel. In conducting due diligence, the Adviser seeks to leverage information provided by companies, financial sponsors and publicly available information, as well as information from relationships with former and current management teams, consultants, competitors and investment bankers.

The Adviser’s due diligence of a prospective portfolio company will typically include:

•

review of historical and prospective financial information, including audited financials, quality of earnings reports, and projection models, with a focus on understanding the degree to which a company can support its debt obligations in downside scenarios;

•	review of the capital structure of the company;

•	analysis of the business and industry in which the company operates, taking into consideration legal, regulatory and sector specific risks;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of loan documents;

•	risk factors associated with environmental, social and governance (“ESG”) issues;

•	background checks; and

•	research relating to the portfolio company’s management, industry, markets, products and services and competitors.

The Adviser expects to utilize attorneys, independent auditors and other third-party advisers to conduct additional due diligence with respect to an investment prior to the closing of an investment where appropriate. Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to the Investment Committee. The Investment Committee will determine whether to pursue the potential investment. All new investments are required to be reviewed by the Investment Committee.

Portfolio Monitoring

The Adviser undertakes an ongoing monitoring approach to portfolio management, which is designed to create a culture of risk management as outlined below:

•	Real-time portfolio monitoring:

•	Active engagement with portfolio companies.

•	Continuous review of key performance metrics.

•	Seek to identify themes and address underperformance early-on.

•	Real-time regular reporting:

•	Flash credit reports and extensive quarterly write-ups.

•	Performance tracking in information management system.

•	Oversight by Investment Committee.

•	Quarterly robust valuations:

•	Independent process with experienced third-party valuation agents.

•	Independent oversight on individual marks.

•	Multiple layers of internal and external review.

•	Monthly and ad hoc watchlist discussions:

•	Thorough assessments and extensive discussions with the Investment Committee.

•	Take proactive action designed to address underperformance early-on.

Sourcing and Structuring of Investments

Our approach to structuring direct lending loans involves us choosing the most appropriate variety of securities for each particular investment; and negotiating the best and most favorable terms.

Investment Advisory Agreement

General

The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement attached as an exhibit to this Annual Report.

Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•

managing the investment and reinvestment of our assets in accordance with our investment objective, policies and restrictions, the 1940 Act, the Advisers Act and all other applicable federal and state law, and our Charter and Bylaws;

•	determining the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes;

•	identifying, evaluating and negotiating the structure of the investments made by us (including by performing due diligence on prospective portfolio companies);

•	executing, closing, servicing and monitoring our investments;

•	determining the securities and other assets that we will purchase, retain or sell; and

•	providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Term

Unless earlier terminated as described below, the Investment Advisory Agreement will continue in effect for an initial term of two years from the date it first became effective, and from year to year thereafter if approved annually by the Board of Directors or by the holders of a Majority of the Outstanding Shares of Common Stock (as defined below) and, in each case, a majority of the Independent Directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act). In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Shares of Common Stock. “Majority of the Outstanding Shares of Common Stock” means the lesser of (1) 67% or more of the outstanding shares of Common Stock present at a meeting, if the holders of more than 50% of the outstanding shares of Common Stock are present or represented by proxy or (2) a majority of outstanding shares of Common Stock. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

Compensation of the Adviser

We will pay the Adviser an investment advisory fee for its services under the Investment Advisory Agreement consisting of two components: a Management Fee (described below) and an Incentive Fee (described below). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the Stockholders.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.75% (1.00% in the event of an Exchange Listing (as defined below)) of the average value of our gross assets at the end of each of our two most recently completed calendar quarters. For purposes of calculating the Management Fee, “gross assets” means the total assets of the Company determined on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) , excluding cash and cash equivalents but including assets purchased with borrowed amounts.

The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases of our Common Stock during the relevant calendar quarter.

Incentive Fee

We will pay to the Adviser an Incentive Fee that will consist of two parts. The “Investment Income Incentive Fee” will be calculated and payable on a quarterly basis, in arrears, and will equal 10% (17.5% in the event of an Exchange Listing) of “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.5% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and a “catch-up” feature.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred stock, but excluding the Incentive Fee). These calculations shall be appropriately adjusted for any share issuances or repurchases during the quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter).

Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, expressed as a rate of return on the value of our net assets at the beginning of the immediately preceding calendar quarter, will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.0% annualized) and (ii) our net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the beginning of the immediately preceding calendar quarter.

We will pay the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

•	No Investment Income Incentive Fee is payable to the Adviser in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Amount for such calendar quarter;

•	100% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Amount but is less than

1.6667% (1.8182% in the event of an Exchange Listing) for that calendar quarter is payable to the Adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the “catch-up”; and

•

10% (17.5% in the event of an Exchange Listing) of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.6667% (1.8182% following an Exchange Listing) in any calendar quarter is payable to the Adviser.

Because of the structure of the Investment Income Incentive Fee, it is possible that we may pay an Investment Income Incentive Fee in a calendar quarter in which we incur a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the Hurdle rate, we will pay the applicable Investment Income Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, because the Hurdle Amount is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses may increase the likelihood that the Hurdle Amount is reached and therefore the likelihood of us paying an Incentive Fee in a given calendar quarter. In addition, if market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for the Adviser to surpass the fixed Hurdle rate and receive an incentive fee based on such net investment income. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee prior to an Exchange Listing:

The following is a graphical representation of the calculation of the income-related portion of the incentive fee following an Exchange Listing:

The “Capital Gains Incentive Fee” will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10% (17.5% following an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Examples of Quarterly Incentive Fee Calculations

The figures provided in the following examples are hypothetical, are presented for illustrative purposes only and are not indicative of actual expenses or returns.

Example 1: Income Related Portion of Incentive Fee:

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.50%.

Hurdle Rate(1) = 1.50%.

Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.25%.

Pre-Incentive Fee Net Investment Income = (investment income – (Management Fee + other expenses)) = 1.0625%.

Prior to an Exchange Listing

Management Fee(3) = 0.1875%.

Pre-Incentive Fee Net Investment Income does not exceed Hurdle Rate, therefore there is no Investment Income Incentive Fee.

Following an Exchange Listing

Management Fee(4) = 0.25%.

Pre-Incentive Fee Net Investment Income does not exceed Hurdle Rate, therefore there is no Investment Income Incentive Fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.10%.

Hurdle Rate(1) = 1.50%.

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%.

Prior to an Exchange Listing

Management Fee(3) = 0.1875%.

Pre-Incentive Fee Net Investment Income = (investment income – (Management Fee + other expenses)) = 1.6625%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, therefore there is an incentive fee on income.

Incentive fee = (100% × “Catch-Up”(5)) + (the greater of 0% AND (10% × (Pre-Incentive Fee Net Investment Income – 1.6667%)))

= (100% x (Pre-Incentive Fee Net Investment Income – 1.50%)) + 0%

= 100% x (1.6625% - 1.50%)

= 100% x 0.1625%

= 0.1625%

Following an Exchange Listing

Management Fee(4) = 0.25%.

Pre-Incentive Fee Net Investment Income = (investment income – (Management Fee + other expenses)) = 1.60%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, therefore there is an incentive fee on income.

Incentive fee = (100% × “Catch-Up”(5)) + (the greater of 0% AND (17.5% × (Pre-Incentive Fee Net Investment Income – 1.8182%)))

= (100% x (Pre-Incentive Fee Net Investment Income – 1.50%)) + 0%

= 100% x (1.60% - 1.50%)

= 100% x 0.10%

= 0.10%

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%.

Hurdle Rate(1) = 1.50%.

Management Fee(2) = 0.1875%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%.

Prior to an Exchange Listing

Management Fee(3) = 0.1875%.

Pre-Incentive Fee Net Investment Income = (investment income – (Management Fee + other expenses)) = 3.0625%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, therefore there is an incentive fee on income.

Incentive fee = (100% × “Catch-Up”(5)) + (the greater of 0% AND (10% × (Pre-Incentive Fee Net Investment Income – 1.6667%)))

= (100% x (1.6667% – 1.50%)) + (10% x (3.0625% – 1.6667%))

= (100% x 0.1667%) + (10% x 1.3958%)

= 0.1667% + 0.1396%

= 0.3063%

Following an Exchange Listing

Management Fee(4) = 0.25%.

Pre-Incentive Fee Net Investment Income = (investment income – (Management Fee + other expenses)) = 3.00%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, therefore there is an incentive fee on income.

Incentive fee = (100% × “Catch-Up”(5)) + (the greater of 0% AND (17.5% × (Pre-Incentive Fee Net Investment Income – 1.8182%)))

= (100% x (1.8182% – 1.50%)) + (17.5% x (3.00% – 1.8182%))

= (100% x 0.3182%) + (17.5% x 1.1818%)

= 0.3182% + 0.2068%

= 0.525%

Notes:

1.	Represents 6.0% annualized Hurdle Rate.
2.	Hypothetical other expenses. Excludes organizational and offering expenses.
3.	Represents 0.75% annualized Management Fee.
4.	Represents 1.00% annualized Management Fee.
5.

The “catch-up” provision is intended to provide the Adviser with an Incentive Fee of approximately 10% (17.5% following an Exchange Listing) on all of the Pre-Incentive Fee Net Investment Income as if a Hurdle Rate did not apply when the net investment income exceeds 1.6667% (1.8182% following an Exchange Listing) in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).

Year 2:	Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million.

Year 3:	FMV of Investment B determined to be $25 million.

Year 4:	Investment B sold for $31 million.

The Capital Gains Incentive Fee, if any, would be:

Prior to an Exchange Listing

Year 1:	None.

Year 2:	$3.0 million Capital Gains Incentive Fee, calculated as follows: $30 million realized capital gains on sale of Investment A multiplied by 10%.

Year 3:

None; calculated as follows: $2.5 million cumulative fee (10% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative unrealized capital depreciation)) less $3.0 million (previous capital gains fee paid in Year 2).

Year 4:

$100,000 Capital Gains Incentive Fee, calculated as follows: $3.1 million cumulative fee (10% multiplied by $31 million cumulative realized capital gains ($30 million from Investment A and $1 million from Investment B)) less $3.0 million (previous capital gains fee paid in Year 2).

Following an Exchange Listing

Year 1:	None.

Year 2:	$5.25 million Capital Gains Incentive Fee, calculated as follows: $30 million realized capital gains on sale of Investment A multiplied by 17.5%.

Year 3:

None; calculated as follows $4.375 million cumulative fee (17.5% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative unrealized capital depreciation)) less $5.25 million (previous capital gains fee paid in Year 2).

Year 4:

$175,000 Capital Gains Incentive Fee, calculated as follows: $5.425 million cumulative fee (17.5% multiplied by $31 million cumulative realized capital gains ($30 million from Investment A and $1 million from Investment B)) less $5.25 million (previous capital gains fee paid in Year 2).

Alternative 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”).

Year 2:	Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million.

Year 3:	FMV of Investment B determined to be $27 million and Investment C sold for $30 million.

Year 4:	FMV of Investment B determined to be $35 million.

Year 5:	Investment B sold for $20 million.

The Capital Gains Incentive Fee, if any, would be:

Prior to an Exchange Listing

Year 1:	None.

Year 2:

$2.5 million Capital Gains Incentive Fee, calculated as follows: 10% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B).

Year 3:

$700,000 Capital Gains Incentive Fee, calculated as follows: $3.2 million cumulative fee (10% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million cumulative unrealized capital depreciation)) less $2.5 million (previous capital gains fee paid in Year 2).

Year 4:

$300,000 capital gains incentive fee, calculated as follows: $3.5 million cumulative fee (10% multiplied by $35 million cumulative realized capital gains) less $3.2 million (previous cumulative capital gains fee paid in Year 2 and Year 3).

Year 5:

None. $2.5 million cumulative fee (10% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $3.5 million (previous cumulative capital gains fee paid in Years 2, 3 and 4).

Following an Exchange Listing

Year 1:	None.

Year 2:

$4.375 million Capital Gains Incentive Fee, calculated as follows: 17.5% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B).

Year 3:

$1.225 million Capital Gains Incentive Fee, calculated as follows: $5.6 million cumulative fee (17.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million cumulative unrealized capital depreciation)) less $4.375 million (previous capital gains fee paid in Year 2).

Year 4:

$525,000 capital gains incentive fee, calculated as follows: $6.125 million cumulative fee (17.5% multiplied by $35 million cumulative realized capital gains) less $5.6 million (previous cumulative capital gains fee paid in Year 2 and Year 3).

Year 5:

None. $4.375 million cumulative fee (17.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $6.125 million (previous cumulative capital gains fee paid in Years 2, 3 and 4).

Limitations of Liability and Indemnification

The Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including the Administrator (each, an “Indemnitee”) are not liable to us for any action taken or not taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services.

We will indemnify each Indemnitee against any liabilities in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company. We may pay the expenses incurred by the Indemnitee in defending an actual or threatened civil or criminal action in advance of the final disposition of such action, provided the Indemnitee agrees to repay those expenses if found by adjudication not to be entitled to indemnification. Notwithstanding the foregoing, in accordance with Section 17(i) of the 1940 Act, neither the Adviser nor any of its affiliates, directors, officers, members, employees, agents or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office.

Board Approval of the Investment Advisory Agreement

At an in-person meeting held on September 6, 2023, the Board of Directors considered, deemed to be in our best interest, and approved the Investment Advisory Agreement in accordance with applicable 1940 Act requirements, including any SEC exemptive relief, no-action or other guidance issued by the staff of the SEC. The Board of Directors were provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, extent and quality of the advisory and other services that the Adviser will provide to us, including information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs and other accounts managed by the Adviser or its affiliates with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs and other accounts managed by the Adviser or its affiliates with similar investment objectives; (d) any existing and potential sources of indirect income or other benefits to the Adviser or its affiliates from its relationship with us; (e) the financial condition of the Adviser and its affiliates and the estimated profitability of the Investment Advisory Agreement to the Adviser; and (f) the existence of any economies of scale arising from the relationship with the Adviser that are, or should be, shared with Stockholders.

Administration Agreement

The description below of the Administration Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Administration Agreement attached as an exhibit to this Annual Report.

Under the terms of the Administration Agreement the Administrator performs (or oversees, or arranges for, the performance of) administrative services, which includes providing office facilities, equipment, clerical, accounting, bookkeeping and record keeping services; conducting relations with sub-administrators, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable; making reports to the Board of Directors of its performance of services; and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Company as it shall determine to be desirable; maintaining financial, accounting and other records of the Company; preparing reports to Stockholders and reports and other materials filed with the SEC or any other regulatory authority; managing the payment of expenses; providing significant managerial assistance to those portfolio companies to which we are required to provide such assistance; assisting us in determining and publishing (as necessary or appropriate) our net asset value; overseeing the preparation and filing of our tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We will reimburse the Administrator (and/or one or more of its affiliates) for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate certain of its obligations under the Administration Agreement to an affiliate and/or to a third party and we will reimburse the Administrator (or relevant affiliate(s)) for any services performed for us by such affiliate or third party. To the extent that the Administrator outsources any of its functions we will pay the fees associated with such functions on a direct basis without profit to the Administrator.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by the Board of Directors or by the holders of a Majority of the Outstanding Shares of our Common Stock and, in each case, a majority of the Independent Directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Shares of our Common Stock. In addition, the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

The Administration Agreement provides that the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Administrator, including the Adviser, are entitled to indemnification from us from and against any claims or liabilities, liabilities in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Administration Agreement or otherwise as an administrator to the Company, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.

Payment of Our Expenses under the Investment Advisory and Administration Agreements

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser (or its affiliates), when and to the extent engaged in providing investment advisory and management services for us, and the base compensation, bonus and benefits, and the routine overhead expenses (including rent, utilities and office supplies), of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including all other costs and expenses of our operations and transactions including those relating to:

•	our organizational expenses;

•	calculating our net asset value, including the cost and expenses of any independent valuation firm or service;

•

fees and expenses incurred by the Adviser and payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments, performing due diligence on prospective portfolio companies, and if necessary, in respect of enforcing the Company’s rights with respect to investments in existing portfolio companies, or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, research services (including an allocable portion of any research or other service that may be deemed to be bundled for the benefit of the Company), any studies commissioned by the Adviser and travel and lodging expenses;

•

interest payable on debt, if any, incurred by the Company to finance its investments, debt service and all other costs of borrowings or other financing arrangements (including fees and other expenses), and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of the Common Stock and other securities of the Company, including any public offering of the Common Stock;

•	Management Fees and Incentive Fees;

•	administration fees and expenses payable under the Administration Agreement and any sub-administration agreements;

•

fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;

•	fees incurred by the Company for escrow agent, transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration and franchise fees;

•

all costs of registration and listing of the Company’s securities on any securities exchange, including in connection with any quotation or listing of the Company’s securities on a national securities exchange (including through an initial public offering) or a sale of all or substantially all of the Company’s assets to, or a merger or other liquidity transaction with, an entity in which the Stockholders receive shares of a publicly traded company which continues to be managed by the Adviser or an affiliate thereof;

•	fees payable to rating agencies;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of any reports, proxy statements or other notices to Stockholders, including printing and mailing costs;

•

costs associated with individual or group Stockholders, including the costs of any Stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	costs of preparing financial statements and maintaining books and records;

•

costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission and other regulatory bodies, and other reporting and compliance costs, and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;

•	costs associated with compliance with Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

•	the Company’s allocable portion of any fidelity bond, directors’ and officers’ errors and omissions liability insurance policies, and any other insurance premiums;

•

direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses;

•	costs of effecting sales and any repurchases of shares of the Common Stock and other securities;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events), design and website expenses;

•	allocable out-of-pocket costs incurred in providing managerial assistance to those portfolio companies that request it;

•	commissions and other compensation payable to brokers or dealers;

•	costs of information technology and related costs, including costs related to software, hardware and other technological systems (including specialty and custom software);

•	indemnification payments;

•

costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith;

•	extraordinary expenses or liabilities incurred by the Company outside of the ordinary course of its business;

•	costs of derivatives and hedging;

•	certain costs and expenses relating to distributions paid on the shares of the Company’s Common Stock;

•

all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments, including expenses relating to unconsummated investments that may have been attributable to co-investors had such investments been consummated;

•	costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;

•	fees, costs and expenses of winding up and liquidating the Company’s assets;

•	costs associated with technology integration between the Company’s systems and those of the Company’s participating intermediaries;

•

all travel and related expenses of our and the Adviser’s directors, officers, managers, agents and employees incurred in connection with attending meetings of the Board of Directors or holders of our securities or performing other business activities that relate to the Company;

•	dues, fees and charges of any trade association of which the Company is a member;

•	costs associated with events and trainings of the Board of Directors (including travel);

•	costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; and

•

any and all other expenses incurred by the Company or the Administrator in connection with administering the Company business, including payments made under the Administration Agreement based upon the Company’s allocable portion (subject to the review and approval of the Independent Directors) of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of the Company’s officers who provide operational, administrative, legal, compliance, finance and accounting services to the Company, including the Company’s chief compliance officer and chief financial officer, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Adviser or an affiliate) and assist with the preparation, coordination, and administration of the foregoing or provide other “back-office” or “middle-office” financial or operational services to the Company. For the avoidance of doubt, the Company will reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company and in acting on behalf of the Company).

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser may elect to pay certain of our expenses on our behalf (“Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees. Any Expense Payment that the Adviser commits to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our Stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by us under the Expense Support Agreement are referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

Our obligation to make a Reimbursement Payment will automatically become a liability on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter will be paid by us to the Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than forty-five days after the end of such calendar quarter.

No Reimbursement Payment for any applicable calendar quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

Either we or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by us to the Adviser will remain our obligation following any such termination, subject to the terms of the Expense Support Agreement.

Trademark License Agreement

We have entered into a Trademark License Agreement (the “License Agreement”) with 26North Partners LP, pursuant to which we have been granted a non-exclusive license to use the names “26N” and “26North.” Under the License Agreement, we have a right to use the 26N and 26North names for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “26N” or “26North” name or logo.

Resource Sharing Agreement

The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with 26North, pursuant to which 26North will provide the Adviser with experienced investment professionals and access to the resources of 26North so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of 26North’s investment professionals.

The Private Offering

We have entered into separate Subscription Agreements with a number of investors providing for the private placement of shares of Common Stock pursuant to the Private Offering and intend to enter into additional Subscription Agreements from time to time. Each investor makes a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement. Investors are required to make capital contributions to purchase shares of Common Stock each time we deliver a drawdown notice, which are issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective Capital Commitment. We will deliver each drawdown notice at least ten days prior to the required funding date. All purchases of Common Stock will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per share price equal to the net asset value per share of Common Stock subject to any adjustments. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. At the earlier of an Exchange Listing and the end of the Fundraising Period, however, Stockholders will be released from any further obligation to fund drawdowns and purchase additional shares, although the Stockholders will remain obligated to fund drawdowns to the extent necessary to pay Company expenses, complete investments in certain transactions, including follow-on investments, fund any guaranteed obligations and/or as necessary for the Company to preserve its tax status (“Permitted Uses”); provided that any Stockholder that makes an initial Capital Commitment to the Company after the one-year anniversary of the Company’s commencement of investment operations will be subject to such release at the later of the (x) one-year anniversary of such Stockholder’s initial Capital Commitment and (y) expiration of the Fundraising Period, unless an Exchange Listing were to occur prior thereto. The “Fundraising Period” will continue from the commencement of the Company’s investment operations until the two-year anniversary thereof, subject to two additional one-year extensions by vote of a majority of the Board of Directors and, thereafter, one additional one-year period by the Stockholders by majority vote.

While we expect each Subscription Agreement to reflect the terms and conditions summarized in the preceding paragraph, we reserve the right to enter into Subscription Agreements that contain terms and conditions not found in the Subscription Agreements entered into with other investors, subject to applicable law.

We may, in our sole discretion, permit one or more investors to make additional Capital Commitments (“Subsequent Commitments”) after the date the first Subscription Agreements are accepted by us. New investors that make a Subsequent Commitment, or existing Stockholders that increase their Capital Commitment (each, an “Additional Stockholder”) will be required to make subsequent purchases of Common Stock (each, a “Catch-up Purchase”) on a date (or dates) to be determined by us. The aggregate amount of the Catch-up Purchase (the “Catch-up Purchase Amount”) will be equal to an amount necessary to ensure that, upon payment of the Catch-up Purchase Amount, such Additional Stockholder will have contributed the same percentage of its Capital Commitment to us as all Stockholders whose subscriptions were previously accepted. Catch-up Purchases will be made at a per share price equal to the net asset value per share of the Common Stock as of the close of the last calendar quarter preceding the date of the Catch-up Purchase, subject to per share price adjustments and further adjusted, as described in the Subscription Agreement, to appropriately reflect such Additional Stockholder’s pro rata portion of our initial organizational expenses.

The Company retains the right, in the Adviser’s sole discretion, to call drawdown purchases or Catch-up Purchases on a non-pro rata basis, including to allow an investor with an undrawn Capital Commitment in an amount equal to or less than 10% of its original Capital Commitment to fund its full undrawn Capital Commitment or as the Adviser deems necessary or desirable to prevent the assets of the Company from constituting “plan assets” under the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or Section 4975 of the Code or as otherwise necessary or desirable to comply with ERISA or any other applicable legal, regulatory, tax or similar regimes.

Term

We are an investment vehicle of indefinite duration. In the event of our liquidation, dissolution or winding up, each share of Common Stock would be entitled to share ratably in all of our assets that are legally available for distribution after we have paid or otherwise provided for all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. For the purposes of this paragraph, a merger or consolidation of the Company with or into any other corporation or other entity, or a sale or conveyance of all or any part of its property or assets will not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary.

Key Person Event

A “Key Person” initially shall be defined as Josh Harris, Brendan McGovern and any two of the other four members of the Investment Committee. The Adviser may appoint additional or replace Key Persons from time to time, with the approval of the Board of Directors, and will disclose such changes consistent with its obligations under the U.S. federal securities laws. In the event that all of the Key Persons cease to be actively involved in the management and affairs of 26North and/or the Company, the Company shall promptly provide concurrent notice (the “Key Person Notice”) to all Stockholders consistent with its obligations under the U.S. federal securities laws, and the investment period of the Company shall be suspended until the earlier of (i) the one hundred twentieth (120th) calendar day following the date that the Key Person Notice is provided and (ii) the day on which a replacement person for such Key Person (or Key Persons, as applicable) is approved by the Adviser and the Board of Directors (the “Suspension Period”); provided, that, during a Suspension Period, Stockholders may end the Suspension Period by the affirmative vote of a majority of Stockholders (in which case the investment period shall resume immediately following such affirmative vote). For the avoidance of doubt, during a Suspension Period, the Company may issue drawdowns or utilize its assets for the Permitted Uses. The provisions described in this paragraph will not apply upon the effectuation of any Exchange Listing.

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

Distribution Reinvestment Plan

We have adopted an “opt out” distribution reinvestment plan that provides for reinvestment of our distributions on behalf of our Stockholders, unless a Stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash dividend or other distribution, then Stockholders who do not “opt out” of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash distributions. Investors can elect to “opt out” of our distribution reinvestment plan in their Subscription Agreements.

There will be no brokerage charges or other charges to Stockholders who participate in the distribution reinvestment plan. The plan administrator’s fees will be paid by us.

Stockholders who receive distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as are Stockholders who elect to receive their distributions in cash. However, since a participating Stockholder’s cash distributions will be reinvested, such Stockholder will not receive cash with which to pay any applicable taxes on reinvested distributions. A Stockholder’s basis for determining gain or loss upon the sale of stock received in a distribution from us will generally be equal to the total dollar amount of the distribution payable to the Stockholder. Any stock received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. Stockholder’s account.

The plan will be terminable by us upon notice in writing mailed to each Stockholder of record at least 30 days prior to any record date for the payment of any distribution by us.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator and Adviser for our allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement and the Investment Advisory Agreement, respectively, including our allocable portion of the cost of our officers and their respective staffs. See “Item 1. Business — Investment Advisory Agreement” and “Item 1. Business — Administration Agreement.”

Determination of Net Asset Value

The net asset value per share of our outstanding shares of Common Stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares of Common Stock outstanding at the date as of which the determination is made. Pursuant to Rule 2a-5 under the 1940 Act, our Board of Directors has designated the Adviser as our valuation designee, subject to the oversight of the Board of Directors.

Investment transactions will be recorded on the trade date. Realized gains or losses will be measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses will primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments for which market quotations are readily available will typically be valued at the bid price of those market quotations. To validate market quotations, we may utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of our investments, will be valued at fair value as determined in good faith by our Adviser, as our valuation designee, at least quarterly, with the input of one or more external independent valuation firms and subject to the oversight of our Board of Directors.

The determination of the fair value involves subjective judgments and estimates. As part of the valuation process, the Adviser will take into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser will consider whether the pricing indicated by the external event corroborates its valuation.

The Adviser will undertake a multi-step valuation process, which is expected to include, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;

•

With respect to investments for which market quotations are not readily available, the valuation process will begin with either (i) independent valuation firm(s) providing a preliminary valuation of such investment to the Adviser’s valuation committee or (ii) the Adviser preparing a preliminary valuation of such investment based on proprietary models; and

•	Preliminary valuation conclusions will be documented and discussed within the Adviser’s valuation committee.

The Adviser will apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active or other observable inputs other than quoted prices.

Level 3—Valuations based on unobservable inputs for the asset or liability.

Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, the Adviser will apply a valuation policy approved by the Board of Directors that is consistent with ASC 820. Consistent with the valuation policy, the Adviser will evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Adviser will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

In connection with a drawdown, the Board of Directors or a committee thereof will be required to make the determination that we are not selling shares of our Common Stock at a price below the then current net asset value of our Common Stock, exclusive of any distributing commission or discount (which net asset value shall be determined as of a time within 48 hours, excluding Sunday and holidays, next preceding the time of such determination). Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(a)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(i)	is organized under the laws of, and has its principal place of business in, the United States;

(ii)

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(iii)	satisfies any of the following:

(1)	does not have any class of securities that is traded on a national securities exchange;

(2)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(3)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

(4)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(b)	Securities of any eligible portfolio company controlled by us.

(c)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(d)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(e)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(f)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Warrants

Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) Stockholders authorize the proposal to issue such warrants, and the Board of Directors approves such issuance on the basis that the issuance is in our and the Stockholders’ best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed.

Senior Securities; Asset Coverage Ratio

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Stock if our asset coverage, as defined in the 1940 Act, would at least equal to 200% immediately after each such issuance. However, legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain requirements are met, we can borrow up to $2 for every $1 of investor equity). On September 6, 2023, the Adviser, as our sole initial Stockholder, approved a proposal that allows us to reduce our asset coverage ratio to 150% and, in connection with their Subscription Agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%.

In addition, while any senior securities remain outstanding, we would be required to make provisions to prohibit any dividend distribution to Stockholders or the repurchase of such securities or shares unless it meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We would also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

Code of Conduct and Code of Ethics

The Company expects each of its officers and directors, as well as any person affiliated with its operations, to act in accordance with the highest standards of personal and professional integrity at all times and to comply with the Company’s policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, the Company has adopted a Code of Conduct pursuant to the Sarbanes-Oxley Act of 2002 (the “SOX Code of Conduct”), which applies to the Company’s Principal Executive Officer and Principal Financial Officer. There have been no material changes to the SOX Code of Conduct or material waivers of the SOX Code of Conduct. Requests to receive a copy of the SOX Code of Conduct may be made in writing addressed to 26North BDC, Inc., Attn: Secretary, 600 Madison Avenue, 26th Floor, New York, NY 10022.

The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures that apply to the Company’s and the Adviser’s directors, managers, partners, officers, and employees, as applicable, with respect to their personal investments and investment transactions. The code of ethics generally does not permit investments by the Company’s directors, officers or any other covered person in securities that may be purchased or held by the Company. The code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.

Affiliated Transactions

The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. On November 15, 2023, we, and certain of our affiliates, were granted an exemptive order by the SEC (the “Order”) that permits us to co-invest with other funds and accounts managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent and disinterested members of the Board of Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our Stockholders and do not involve overreaching of us or our Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our Stockholders and is consistent with our investment objective and strategies and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. The Adviser’s investment allocation policy will incorporate the conditions of the exemptive relief prior to our reliance thereon and seeks to ensure equitable allocation of investment opportunities between us and other funds managed by the Adviser or its affiliates. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolios of other funds established by the Adviser that could avail themselves of the exemptive relief.

Other

We have adopted an investment policy that complies with the requirements applicable to us as a BDC. We expect to be periodically examined by the SEC for compliance with the 1940 Act, and are subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our Stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

We are not generally able to issue and sell Common Stock at a price below net asset value per share. We may, however, issue and sell Common Stock, or warrants, options or rights to acquire Common Stock, at a price below the then-current net asset value of Common Stock if (1) the Board of Directors determines that such sale is in our best interests and the best interests of our Stockholders, and (2) our Stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the 1933 Act.

Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject Stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

Proxy Voting Policies and Procedures.

We have delegated our proxy voting responsibility to the Adviser. The proxy voting policies and procedures of the Adviser are set out below. The guidelines are reviewed periodically by the Adviser and our directors who are not “interested persons,” and, accordingly, are subject to change. For purposes of these proxy voting policies and procedures described below, “we,” “our” and “us” refer to the Adviser.

As an investment adviser registered under the Adviser Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognizes that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

We will vote proxies relating to our clients’ securities in the best interest of our clients’ Stockholders. We will review on a case-by-case basis each proposal submitted for a Stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (a) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

Stockholders may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: 26North BDC, Inc., Attention: Investor Relations, 600 Madison Avenue, 26th Floor, New York, NY 10022.

Privacy Policy

We are sensitive to the privacy concerns of our investors. We have a policy of protecting the confidentiality and security of information we collect about investors, and provide privacy notices to help investors better understand why and how we collect certain personal information, the care with which we treat that information, and how we use that information.

Pursuant to our privacy policies, we will provide a clear and conspicuous notice to each Stockholder that details our privacy policies and procedures at the time of subscription.

Reporting Obligations and Available Information

We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We will provide, without charge, upon written request, a copy of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings as well as the committee charters, our Code of Ethics and our SOX Code of Conduct. Requests for copies should be addressed to: 26North BDC, Inc., Attn: Secretary, 600 Madison Avenue, 26th Floor, New York, NY 10022. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and to an investment in the Common Stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this Annual Report does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold the Common Stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in us in connection with the performance of services, and financial institutions. Such persons are urged to consult with their tax advisers as to the U.S. federal income tax consequences of an investment in us, which may differ substantially from those described herein. This summary assumes that Stockholders hold the Common Stock as capital assets (within the meaning of the Code).

The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (“IRS”) regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

The discussion generally describes the tax consequences to investors of certain likely investments assuming that they are held by the Company directly or through subsidiaries that are transparent, i.e., disregarded or treated as partnerships, for U.S. federal income tax purposes, including entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. The Company will comply with the provisions of the 1940 Act governing investment policies, capital structure, and leverage on an aggregate basis with such subsidiary. Each such subsidiary will also be subject to the Company’s compliance policies and procedures, including compliance with applicable provisions of the 1940 Act relating to affiliated transactions. U.S. Bank Trust Company, National Association serves as custodian for the assets of the Company held by 26N DL Funding 1 LLC (the “Financing SPV”), a wholly owned direct subsidiary of the Company. To the extent the Company forms additional wholly owned subsidiaries, the assets of the Company held by those subsidiaries would be custodied in compliance with Section 17(g) of the 1940 Act and the rules thereunder. Each such subsidiary will not engage in active portfolio management, and all collateral held by such subsidiary is consistent with the principal investment strategies and principal risks of the Company.

The Company, however, may in the future hold at least some investments through subsidiaries that are not transparent for U.S. federal income tax purposes. The Company may choose (but is not required) to hold investments through a non-transparent subsidiary in order to address 1940 Act issues, prevent Stockholders from having to file state tax returns in a state in which the Company otherwise might have a taxable presence, block “unrelated business taxable income” for tax-exempt Stockholders, avoid causing the Company or Stockholders to have tax filing and payment obligations in jurisdictions outside the United States, or for other reasons. Some non-transparent subsidiaries, e.g., U.S. corporate subsidiaries, may involve subsidiary-level tax leakage and, under current law, tax benefits for certain Stockholders. The use of non-transparent subsidiaries may also affect whether the Company is engaged in business with respect to particular investments, which can affect taxation of Stockholders. The Adviser, in its sole discretion, will determine whether to hold particular investments through non-transparent subsidiaries.

For purposes of this discussion, a “U.S. Stockholder” generally is a beneficial owner of Common Stock that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;

•	a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the U.S. or of any political subdivision thereof;

•	a trust that is subject to the supervision of a court within the U.S. and the control of one or more;

•	U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Common Stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding Common Stock is urged to consult its tax advisers with respect to the purchase, ownership and disposition of such shares.

Tax matters are very complicated and the tax consequences to an investor of an investment in the Common Stock will depend on the facts of his, her or its particular situation. EACH PROSPECTIVE INVESTOR IS URGED TO CONSULT ITS TAX ADVISER WITH RESPECT TO THE FEDERAL, STATE, LOCAL AND FOREIGN INCOME TAX CONSEQUENCES OF THE PURCHASE AND OWNERSHIP OF INTERESTS.

Taxation as a Regulated Investment Company

We intend to elect to be treated as a RIC for our tax year ending December 31, 2023 and to qualify each year thereafter as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to the Stockholders as dividends.

Our qualification and taxation as a RIC depend upon our ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code, no assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our Stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or is deemed to distribute) to Stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our Stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may be liable for the excise tax only on the amount by which we do not meet the foregoing distribution requirement. In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that it has not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our Stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our Stockholders while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our Stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a Stockholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. Countries with which the United States does not have a tax treaty may impose significant withholding taxes on such amounts. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a “passive foreign investment company,” or PFIC, it may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by it to its Stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent we do not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our Stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of the taxable year, we may still continue to be taxed as a RIC for the relevant taxable year if we are eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements. Additionally, relief is provided for certain de minimis failures of the diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate-level income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

If we have previously qualified as a RIC but are unable to qualify for treatment as a RIC, and relief is not available as discussed above, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rate (and we also would be subject to any applicable state and local taxes). We would not be able to deduct distributions to Stockholders and would not be required to make distributions for U.S. federal income tax purposes. Distributions, including distributions of net long term capital gains, generally would be taxable to our Stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Stockholder’s tax basis, and any remaining distributions would be treated as capital gains. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC.

If we were to fail to meet the RIC requirements for a period of greater than two taxable years and then seek to requalify as a RIC, we would be required to pay corporate-level tax on the unrealized appreciation recognized during the succeeding five-year period unless we make a special election to recognize gain to the extent of any unrealized appreciation in our assets at the time of requalification.

ITEM 1A. RISK FACTORS

Investments in the Company involve a high degree of risk. There can be no assurance that our investment objective will be achieved. The following considerations, along with the other information in this Annual Report, should be carefully evaluated before making an investment in our Common Stock. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified or which we do not currently deem material. If any of those risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value per share of Common Stock could decline, and Stockholders may lose all or part of their investment.

Risks Related to Our Business and Structure

We have a limited operating history, as does the Adviser.

We are a new entity with a limited operating history on which a prospective investor can evaluate an investment in our Common Stock. Additionally, the Adviser and its affiliates have a limited operating history. As a result, we are subject to all of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a Stockholder’s investment could decline substantially or become worthless.

Additionally, the results of any other funds and accounts managed by our Founder or Adviser, the Investment Team or their affiliates are not indicative of the results that we may achieve.

We are a privately placed BDC and our Stockholders may not be able to transfer or otherwise dispose of our Common Stock at desired times or prices, or at all.

We are a privately placed BDC. Our Common Stock may generally only be transferred with the consent of the Company, which may be granted or withheld in the sole discretion of the Adviser. Additionally, our shares are not listed for trading on a stock exchange or other securities market. While we intend to pursue an Exchange Listing within seven years of the Reorganization, there is no guarantee that we will achieve an Exchange Listing within this time period or at all or that a public market for our Common Stock will ever develop.

We may have difficulty sourcing investment opportunities.

We have not identified all of the potential investments for our portfolio that we wish to acquire. We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments, and the economic merits, transaction terms or other financial or operational data thereof, prior to making a decision to invest. Additionally, our Stockholders will have no input with respect to the Adviser’s investment decisions and its selection of investments. Investors, therefore, must rely on the Adviser to implement the Company’s investment policies, to evaluate all of its investment opportunities and to structure the terms of its investments. These factors increase the uncertainty, and thus the risk, of investing in our Common Stock. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

In addition, we anticipate, based on the amount of proceeds raised in our initial closing or subsequent closings that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. Distributions paid during this period may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay the Management Fee to the Adviser throughout this interim period irrespective of our performance. If the Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be reduced. If we do not produce positive investment returns, expenses and fees will reduce the amount of their original invested capital recovered by the Stockholders to an amount less than the amount invested in the Company by such Stockholders.

We generally will not control the business operations of our portfolio companies.

We anticipate that we will acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. We do not expect to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor and could decrease the value of our portfolio holdings.

Due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

The illiquidity of our portfolio company investments may make it difficult or impossible for us to sell investments if the need arises. Many of these investments will be subject to legal and other restrictions on resale or will otherwise be less liquid than exchange-listed securities or other securities for which there is an active trading market. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, maturity, refinancing, or initial public offering. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we are permitted to borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are senior to the claims of our Stockholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions on our Common Stock. Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to Stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 150% (or 200% if certain requirements under the 1940 Act are not met).

If our asset coverage ratio were to fall below 150% (or 200%, as applicable), we could not incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions at all.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our Stockholders, if we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and security interest in some or all of our assets, including our portfolio of investments, our cash and/or our right to call unused Capital Commitments from the Stockholders. If we enter into a subscription credit facility, the lenders (or their agent) may have the right on behalf of us to directly call unused Capital Commitments and enforce remedies against the Stockholders. In the case of a liquidation event, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the Stockholders.

Provisions in a credit facility or other borrowings may limit discretion in operating our business and defaults thereunder may adversely affect our business, financial condition, results of operations and cash flows.

We have entered, through the Financing SPV, into the JPM Facility (as defined below) and may enter into one or more additional credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close additional credit facilities or obtain other financing. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information regarding the JPM Facility.

Further, if our borrowing base under the JPM Facility or any additional credit facilities or other borrowings were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, the JPM Facility requires, and any additional credit facility may require, that we repay advances under the JPM Facility or other credit facility or other borrowings, as applicable, sell portfolio investments or make deposits to a collection account, any of which could have a material adverse impact on our ability to fund future investments and to make distributions.

The JPM Facility contains, and any additional credit facilities or other borrowings may contain, certain limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, obligor size, payment frequency and status, time to maturity, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. The JPM Facility includes, and additional credit facilities or other borrowings may include, borrowing base breach triggers based on portfolio performance, which if triggered could limit further advances and, in some cases, result in an event of default. An event of default could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.

Also, the financing documents governing the JPM Facility restrict, and any additional credit facilities or other borrowings may restrict, our ability to create liens on assets to secure additional debt, which may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. The obligations to our creditors under the JPM Facility are, and any additional credit facilities or other borrowings may be, secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As part of the JPM Facility, the right to make capital calls upon Stockholders has been pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Stockholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

We are exposed to risks associated with high rates of inflation.

High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity. Certain countries, including the U.S., recently have experienced increased levels of inflation, and persistently high levels of inflation could have a material and adverse impact on the Company’s investments and its returns. For example, if a portfolio company were unable to increase its revenue while the portfolio company’s cost of relevant inputs was increasing, the portfolio company’s profitability likely would suffer, which may impact returns on our investment therein. Likewise, to the extent a portfolio company has revenue streams that are slow or unable to adjust to changes in inflation, including by contractual arrangements or otherwise, the portfolio company could increase revenue by less than its expenses increase. Conversely, as inflation declines, a portfolio company may see its competitors’ costs stabilize sooner or more rapidly than its own.

We are exposed to risks associated with changes in interest rates.

Because we anticipate that we will borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise and trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a Secured Overnight Financing Rate (“SOFR”) floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults.

We may enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

We may expose ourselves to risks if we engage in hedging transactions.

We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counterparty credit risk. The fair value (rather than the notional value) of any derivatives or swaps we enter into will be included in our calculation of gross assets for purposes of calculating the Management Fee. Additionally, derivatives and swaps will be accounted for as realized or unrealized gains (losses) for accounting purposes and could impact the portion of the incentive fee based on realized capital gains. As a result, any derivatives we enter into that result in realized gains may increase the amount of the fees you will be required to pay us.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

We may enter into total return swaps that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security, loan or market without owning or taking physical custody of such security or loan or investing directly in such market. A total return swap may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities or loans subject to the total return swap. A total return swap is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the Federal Reserve System (“FRS”), in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has begun publishing SOFR, which is their preferred alternative rate for U.S. dollar LIBOR, and which is a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the FRS. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. As of December 31, 2023, primarily all of our debt instruments and any related hedging arrangements either included fallback language to address a LIBOR replacement or such agreements do not utilize LIBOR as a factor in determining the interest rate. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, the transition away from LIBOR to alternative reference rates have been complex and could have an adverse effect on the Company’s business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and make. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board of Directors. In accordance with Rule 2a-5 under the 1940 Act, our Board of Directors has designated the Adviser to serve as our valuation designee. Subject to the oversight of our Board of Directors, the Adviser will value our investments, no less frequently than quarterly, including with the assistance of one or more independent valuation firms. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. In connection with that determination, portfolio company valuations will be prepared using different sources, including preliminary valuations obtained from independent valuation firms and/or proprietary models depending on the availability of information and the type of asset being valued, all in accordance with the Adviser’s valuation policy.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in fair valuing our investments, as the Adviser’s Management Fee is based in part on our gross assets. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in net asset value. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board of Directors. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

We will face competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

We will compete for investments with other BDCs and investment funds (including registered investment companies, private equity or credit funds and mezzanine funds) and other clients of the Adviser or its affiliates, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC and/or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.

The Company may be the subject of litigation or similar proceedings.

In the ordinary course of its business, the Company may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect the value of the Company and may continue without resolution for long periods of time. The Company’s investment activities may include activities that will subject it to the risks of becoming involved in litigation by third parties. Any litigation may consume substantial amounts of the Adviser’s and 26North’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The adoption of new or the enhancement of existing laws and regulations may further increase the risk of litigation. Any such litigation would likely have a negative financial impact on the Company. For instance, the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company and would reduce the Company’s net assets.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts;

•	outages due to idiosyncratic issues at specific service providers; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our Common Stock and our ability to pay distributions to our Stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

We depend heavily upon computer systems to perform necessary business functions. In this Annual Report we sometimes refer to hardware, software, information, and communications systems maintained by 26North and used by us, the Adviser, and the Administrator as “our” systems. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack, such as unauthorized access, use, alteration, or destruction, from physical and electronic break-ins, or unauthorized tampering, or an unintentional event, such as a natural disaster, an industrial accident, failure of our disaster recovery systems, or employee error. These events could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, regulatory penalties, increased cybersecurity protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We may outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

We and our service providers may be impacted by government actions and actions by private business in response to the COVID-19 pandemic, including, allowing, encouraging or requiring employees to work from external locations and their homes. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above as remote working environments may be less secure and more susceptible to hacking attacks.

Compliance with the privacy laws to which we are subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action being taken and/or could negatively impact the business, financial condition and operating results of us or our portfolio companies.

We and our portfolio companies, as well as the Adviser and 26North, may be subject to laws and regulations related to privacy, data protection and information security in the jurisdictions in which we/they do business, including such laws and regulations as enacted, implemented and amended in the United States, the European Union (the “EU”) (and its member states), and the United Kingdom (the “UK”) (regardless of where the Adviser, 26North, we and our portfolio companies, and their/our affiliates have establishments) from time to time, including the General Data Protection Regulation (EU 2016/679) (the “GDPR”) and the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) (collectively, the “Privacy Laws”).

Compliance with the applicable Privacy Laws may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources by the Adviser, 26North, us and our portfolio companies, and/ or each of their affiliates, which may increase over time (in particular in relation to any transfers of relevant personal data to third parties located in certain jurisdictions).

Further, failure to comply with the Privacy Laws may lead to the Adviser, 26North, us and our portfolio companies, and/or our affiliates incurring fines and/or suffering other enforcement action or reputational damage. For example, failure to comply with the GDPR, depending on the nature and severity of the breach (and with a requirement on regulators to ensure any enforcement action taken is proportionate), could (in the worst case) attract regulatory penalties up to the greater of: (i) €20 million / £17.5 million (as applicable); and (ii) 4% of an entire group’s total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), liabilities from third-party claims.

Our United States operations in particular will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, where such laws focus on privacy as an individual right in general. For example, California has passed the CCPA, which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers, and either meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. When the CPRA became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, likely leading to greater levels of enforcement and greater costs related to compliance with the CCPA (and CPRA).

Other states in the United States, have either passed, proposed or are considering similar law and regulations to the GDPR and the CCPA (such as the Nevada Privacy of Information Collected on the Internet from Consumers Act, which became effective on October 1, 2021, and the Virginia Consumer Data Protection Act passed March 2, 2021, the Colorado Privacy Act passed on July 8, 2021, the Utah Consumer Privacy Act passed on March 24, 2022, and the Connecticut Data Privacy Act passed on May 10, 2022, all of which became effective in 2023), which could impose similarly significant costs, potential liabilities and operational and legal obligations. Such laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability on regulated entities.

Our Board of Directors may change our operating policies and strategies without prior notice or Stockholder approval, the effects of which may be adverse to our Stockholders.

Our Board of Directors has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without Stockholder approval. However, absent Stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our investors may not agree.

The Company may not consummate any Liquidity Event, despite its intention to do so, and may determine to offer its Stockholders the option to restructure their investment, or the Company may be wound down and/or liquidated and dissolved in an orderly manner.

We cannot assure prospective investors when we will undertake any Liquidity Event, including an Exchange Listing, or that we will undertake any Liquidity Event, including an Exchange Listing. If we undertake an Exchange Listing, we cannot assure prospective investors of the share price at which such listing would be consummated. If the Company does not consummate any Liquidity Event, the Company may determine to (but shall not be obligated to) offer Stockholders the option to restructure their investment in the Company by either (i) exchanging all or a portion of their shares of Common Stock and any unfunded Capital Commitment in the Company for an interest in a Liquidating Vehicle and/or (ii) exchanging their shares of Common Stock for shares in a newly formed entity that will elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, and which may, among other things, seek to publicly list its shares. Any such restructuring may be predicated upon the Company obtaining an exemptive order from the SEC, as well as applicable approvals from the Board of Directors and/or Stockholders.

While our term is perpetual, if we have not effectuated any aforementioned restructuring and have not consummated any Liquidity Event within the timeline indicated herein, the Board of Directors (subject to any necessary Stockholder approvals and applicable requirements of the 1940 Act) shall use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner, subject to any alternative determination by our Stockholders.

If we have not effectuated any aforementioned restructuring and have not consummated any Liquidity Event within the timeline indicated herein, we may be required to sell investments at an inopportune time, which could adversely affect our performance and/or cause us to seek to invest in loans with a shorter term than would be the case if the timeline was extended, which might adversely affect the nature and/or quality of our investments. The liquidation or winding up process may cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized by us from the sale or repayment of investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of our Common Stock.

Risks Related to the Adviser and its Affiliates

Our ability to achieve our investment objective depends on the Adviser’s ability to manage and support our investment process.

The Company does not have any employees. Additionally, the Company has no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of the Adviser and 26North to achieve our investment objective. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our success will depend to a significant extent on the continued service and coordination of the Adviser, including its key professionals. We cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us and/or the Adviser. The departure of a significant number of key professionals from the Adviser could have a material adverse effect on our ability to achieve our investment objective. The Adviser also depends upon investment professionals to obtain access to deal flow generated by 26North.

Our ability to achieve our investment objective will also depend on the ability of the Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. The

Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations. The Adviser may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment.

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our Common Stock or by the vote of our Independent Directors. The Investment Advisory Agreement generally may be terminated at any time, without penalty, by the Adviser upon 60 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of our Stockholders and the Board of Directors to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under any indebtedness and to pay distributions, are likely to be adversely affected, and the value of our Common Stock may decline.

In addition, the Adviser depends on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

Our fee structure may create a conflict of interest due to the incentives for the Adviser to make speculative investments or use substantial leverage.

The Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to investments made by us, which allow the Adviser to earn increased Management Fees and Incentive Fees. The way in which the Incentive Fee is determined may encourage the Adviser to use leverage to increase the leveraged return on our investment portfolio.

In addition, the fact that our Management Fee is payable based upon our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts may encourage the Adviser to use leverage to make additional investments. Such a practice could make such investments riskier than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

The “catch-up” portion of the Incentive Fee may encourage our Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay Management Fees and Incentive Fees to our Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our Stockholders will bear his or her share of the Management Fees and Incentive Fees of our Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

The Adviser and its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.

The Adviser and its affiliates may, from time to time, manage assets for funds and accounts other than us. While the Adviser and its affiliates will seek to manage potential conflicts of interest in good faith, the portfolio strategies employed by the Adviser and its affiliates in managing its other funds and accounts could conflict with the transactions and strategies employed by the Adviser in managing us and may affect the prices and availability of investments. The Adviser and its affiliates may, from time to time, give advice and make investment recommendations to other affiliate-managed investment vehicles that differ from advice given to, or investment recommendations made to, us, even though their investment objective may be the same or similar to ours. Other affiliate-managed investment vehicles, whether now existing or created in the future, could compete with us for the purchase and sale of investments.

With respect to the allocation of investment opportunities among us and other affiliated funds and accounts, the ability of the Adviser to recommend such opportunities to us may be restricted by applicable laws or regulatory requirements (including under the 1940 Act) and the Adviser will allocate investment opportunities and realization opportunities between us and other affiliated funds and accounts in a manner that is consistent with the adopted written investment allocation policies and procedures established by the Adviser and its affiliates, which may be amended from time to time, designed to ensure allocations of opportunities are made over time on a fair and equitable basis. The outcome of any allocation determination by the Adviser and its affiliates may result in the allocation of all or none of an investment opportunity to us. 26North’s allocation of investment opportunities among us and other affiliated investment funds and accounts in the manner discussed above may not result in proportional allocations, and such allocations may be more or less advantageous to some relative to others.

To the extent the Company and such other funds and accounts invest in the same portfolio investments, actions taken by the Adviser or its affiliates on behalf of such other funds and accounts may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit such funds and accounts. On the other hand, such funds and accounts may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity and terms of our investments may be negatively impacted by the activities of such funds and accounts, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

In addition, a conflict of interest exists to the extent the Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in the Adviser’s or its affiliates’ employee benefit plans. In these circumstances, the Adviser has an incentive to favor these other investment companies or accounts over us. The Board of Directors will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest and their use of service providers.

Conflicts of interest may exist with respect to the Adviser’s selection of brokers, dealers, transaction agents, counterparties and financing sources for the execution of our transactions. When engaging these services, the Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular service provider, as well as other factors that the Adviser deems appropriate to consider under the circumstances. Service providers and financing sources may provide other services that are beneficial to the Adviser and their affiliates, but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research-related services. These other services and items may influence the Adviser’s selection of service providers and financing sources.

In addition, the Adviser or an affiliate thereof may exercise its discretion to recommend to a business in which we have made an investment, that it contract for services with (i) the Adviser or a related person of the Adviser (which may include a business in which we have made an investment); (ii) an entity with which the Adviser or its affiliates and their employees has a relationship or from which the Adviser or its affiliates otherwise derives financial or other benefit, including relationships with joint venturers or co-venturers, or relationships where personnel of the Adviser or its affiliates are seconded, or from which the Adviser or its affiliates receives secondees; or (iii) certain investors (including Stockholders) or their affiliates. Such relationships may influence decisions that Adviser makes with respect to us. Although the Adviser and its affiliates select service providers that it believes are aligned with our operational strategies and will enhance portfolio company performance and, relatedly, our returns, the Adviser has a potential incentive to make recommendations because of its or its affiliates’ financial or other business interest. There can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.

The Adviser and its affiliates’ personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other funds, accounts or projects.

Our Adviser and its affiliates will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, the Adviser’s personnel, as well as the personnel of 26North, will work on matters related to other funds and accounts. Employees of affiliates of the Adviser may also serve as directors, or otherwise be associated with, companies that are competitors of businesses in which we have made investments. These businesses may also be counterparties or participants in agreements, transactions, or other arrangements with businesses in which other affiliated investment vehicles have made investments that may involve fees and/or servicing payments to the Adviser or its affiliates.

In addition, the Adviser and its affiliates may also, from time to time, employ employees of its affiliates with pre-existing ownership interests in businesses owned by us; conversely, former employees of the Adviser and/or its affiliates are expected, from time to time, to serve in significant management roles at businesses or service providers recommended by the Adviser. In such capacity, this may give rise to conflicts to the extent that an employee’s fiduciary duties to such business may conflict with our interests, but, because the Adviser and/or affiliates will generally have made a significant investment in such business, it is expected that such interests will generally be aligned.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through the Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. The Adviser, including its investment personnel, may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and the Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by the Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of the Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with the Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Adviser.

We will be obligated to pay the Adviser an Incentive Fee even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

The Investment Advisory Agreement entitles the Adviser to receive an Incentive Fee that is based on our Pre-Incentive Fee Net Investment Income regardless of any capital losses. In such case, we may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any Incentive Fee payable by us that relates to Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind”, or “PIK”, income). PIK income will be included in the Pre-Incentive Fee Net Investment Income used to calculate the incentive fee to the Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not obligated to reimburse us for any part of the Incentive Fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

The quarterly Incentive Fee on income is recognized and paid without regard to: (i) the trend of Pre-Incentive Fee Net Investment Income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of the Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by the Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of the Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

We rely on the Order to co-invest with other funds and accounts managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our Stockholders and do not involve overreaching of us or our Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our Stockholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing.

In addition to co-investing pursuant to the Order, we may invest alongside affiliates or their affiliates in certain circumstances where doing so is consistent with applicable law and current regulatory guidance. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.

In situations when co-investment with the Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, the Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate and/or an affiliate’s other clients. However, the Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If the Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the

1940 Act. As a result of these conflicts and restrictions the Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, the Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, the Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

The recommendations given to us by the Adviser may differ from those rendered to their other clients.

The Adviser and its affiliates may, from time to time, give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.

The Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

The Adviser will not assume any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow the Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Adviser and its directors, officers, stockholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence in the performance of the Adviser’s duties or reckless disregard of the Adviser’s duties and obligations under the Investment Advisory Agreement. We will also agree to indemnify, defend and protect the Adviser and its directors, officers, stockholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or reckless disregard of the Adviser’s duties and obligations under the Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Investment by 26North employees in the Company may lead to conflicts of interest.

Employees of 26North, including members of the Investment Committee, are permitted to invest, and at times will invest significantly, in 26North Funds, including the Company. Such investments can operate to align the interests of 26North and their employees with the interests of the 26North Funds and their investors but will also give rise to conflicts of interest as such employees can have an incentive to favor the 26North Funds in which they participate or from which they are otherwise entitled to share in returns or fees. Further, from time to time, employees of 26North, or members of their families, could have an interest in a particular transaction, or in securities or other financial instruments of the same kind or class, or a different kind or class, of the same obligor or issuer, that 26North directs for a Client, including the Company.

The Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on the Adviser, and thus, us.

A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If the Adviser or its affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Adviser, and thus, us.

There are risks associated with any potential merger with or purchase of assets of another fund.

The Adviser may in the future recommend to our Board of Directors that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in the best interest of us and our Stockholders, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

Our Administrator can resign from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Our Administrator has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If our Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Common Stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

Any sub-administrator that the Administrator engages to assist the Administrator in fulfilling its responsibilities could resign from its role as sub-administrator, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Our Administrator has the right under the Administration Agreement to enter into one or more sub-administration agreements with other administrators (each a “Sub-Administrator”) pursuant to which the Administrator may obtain the services of the Sub-Administrator(s) to assist the Administrator in fulfilling its responsibilities under the Administration Agreement. If any such Sub-Administrator resigns, it may be difficult to find a new Sub-Administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Common Stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

Risks Related to BDCs

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this report and may shift our investment focus from the areas of expertise of the Adviser. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.

We operate as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets, or if necessary to maintain or status as a RIC. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the then-current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, any such failure could cause an event of default under our future outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to Stockholder dilution.

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.

Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our Common Stock, at a price below the current net asset value per share if our Board of Directors, including our Independent Directors, determine that such sale is in our best interests and the best interests of our Stockholders, and our Stockholders, as well as those Stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the fair value of such securities.

Because our sole initial Stockholder approved a proposal to allow an asset coverage ratio of 150%, we are subject to 150% asset coverage.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. Because the Adviser, our sole initial Stockholder, approved a proposal to reduce the asset coverage ratio to 150%, the ratio applicable to our senior securities is 150%.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to shares of our Common Stock to increase more sharply than it would had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay dividends on our shares of Common Stock, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “ —Risks Relating to Our Business and Structure We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing with us.”

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investments.

We invest in directly originated senior secured loans to middle market companies domiciled in the United States. The Company’s portfolio will consist primarily of direct originations of (i) first lien senior secured debt and unitranche debt (including last out portions of such loans) and, to a lesser extent, (ii) second lien senior secured debt and unsecured debt, including mezzanine debt. In connection with its debt investments the Company also may receive equity warrants or make select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan, in full or at all, should we enforce our remedies.

Unitranche Loans. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In some instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that we would continue to hold. This may result in an above average amount of risk and loss of principal. In exchange for the greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion.

Unsecured Debt, including Mezzanine Debt. Our unsecured debt investments, including mezzanine debt investments, generally will be subordinated to senior debt in the event of an insolvency. This may result in an above average amount of risk and loss of principal. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

Equity Investments. When we invest in secured debt or unsecured debt, including mezzanine debt, we may acquire equity securities from the company in which we make the investment. In addition, we may invest in the equity securities of portfolio companies independent of any debt investment. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Investing in middle market companies involves a number of significant risks.

Investing in middle market companies involves a number of significant risks, including:

•

such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•

there is generally little public information about these companies, they and their financial information are not subject to the reporting requirements of the Exchange Act and other regulations that govern public companies and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

•	our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•

such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness, including any debt securities held by us, upon maturity.

Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

Although equity securities, including common stock, have historically generated higher average total returns than fixed income securities over the long term, equity securities have also experienced significantly more volatility in those returns. Our equity investments may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•

any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

•	to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and

•

in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.

Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•

preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;

•	preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;

•	preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and

•	generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in debt securities, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and Incentive Fee to the Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our Stockholders will bear his or her share of the Management Fee and Incentive Fee due to the Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient, or if the portfolio company has debt that ranks equally with, or senior to, our investments.

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain or properly perfect our liens.

Where a portfolio company defaults on a secured loan, we will only have recourse to the assets collateralizing the loan. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. If the underlying collateral value is less than the loan amount, we will suffer a loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. For example, certain debt investments that we will make in portfolio companies will be secured on a second priority lien basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the first priority or second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the first priority or second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company.

In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, there can be no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences, or we could become subject to lender liability claims.

Certain of our investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to certain investments were issued with the intent of hindering, delaying or defrauding creditors, if we were deemed to have provided managerial assistance to that portfolio company or a representative of 26North or the Adviser sat on the board of directors of such portfolio company, or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt proceeds are used for a buyout of stockholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors, void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on such debt obligations.

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of our investments in portfolio companies (including that, as a BDC, we may be required to provide managerial assistance to those portfolio companies if they so request upon our offer), we may be subject to allegations of lender liability.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity. This risk will be more acute when interest rates decrease, as we may be unable to reinvest at rates as favorable as when we made our initial investment.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

Drawdowns that will reduce the unfunded Capital Commitments of Stockholders and the net proceeds from our investments and Private Offering will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as Management Fee, Incentive Fee, other expenses and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our Stockholders after we elect to be treated for tax purposes as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our Stockholders.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of the portfolio companies in which we may invest may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the 1940 Act. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle market companies in these economies.

Although most of our investments are expected to be denominated in U.S. dollars, our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

Pursuant to the Dodd-Frank Act, the CFTC and the SEC have issued rules to implement broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

Engaging in OTC derivatives or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. The Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in such OTC derivatives transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. We intend to operate in a manner to be able to rely on the exclusion from the definition of commodity pool operator provided in Rule 4.5 under the Commodity Exchange Act.

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of commodity-based transactions, recordkeeping requirements, mandatory margining of certain OTC derivatives and mandatory central clearing and swap execution facility (“SEF”) execution of certain OTC derivatives. At present, certain interest rate derivatives and index credit derivatives are subject to mandatory central clearing and SEF execution. Taken as a whole, these changes could significantly increase the cost of using OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Rule 18f-4 under the 1940 Act impacts the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives and certain other related instruments and do not qualify as a “limited derivatives user” are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. We intend to operate and qualify as a “limited derivatives user” and will adopt compliance policies to monitor our derivatives exposure under Rule 18f-4.

We may enter into long and short positions in all types of swaps, including total return swaps, rate of return swaps, credit default swaps (including index credit default swaps) and interest rate swaps. We may also enter into long and short positions in credit linked securities, which is a form of credit derivative structured as a security with an embedded credit default swap. Credit-linked securities and OTC credit default swaps are bilateral agreements between two parties that transfer a defined credit risk from one party to another.

Derivatives transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular derivative transaction necessarily depend upon the terms of the transaction and our circumstances. In general, however, all derivative transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk. Highly customized swaps transactions in particular may increase liquidity risk. Highly leveraged transactions generally experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor. In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction generally is modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for us to modify, terminate or offset our obligations under a swap or our exposure to the risks associated with a swap prior to its scheduled termination date.

As noted herein, we may enter into transactions involving privately negotiated off-exchange derivative instruments, including total return swaps and other derivative instruments. There can be no assurance that a liquid secondary market will exist for any particular derivative instrument at any particular time, including for those derivative instruments that were originally categorized as liquid at the time they were acquired by us. In volatile markets, we may not be able to close out a position without incurring a significant amount of loss. Although OTC derivative instruments are designed to be tailored to meet particular financing needs and, therefore, typically provide more flexibility than exchange-traded products, the risk of illiquidity is also greater as these instruments can generally be closed out only by negotiation with the other party to the instrument. OTC derivative instruments, unlike exchange-traded instruments, are not guaranteed by an exchange or clearinghouse, and thus are generally subject to greater credit risks. In addition, we may not be able to convince its counterparty to consent to an early termination of an OTC derivative contract or may not be able to enter into an offsetting transaction to effectively unwind the transaction. Such OTC derivative contracts generally are not assignable except by agreement between the parties concerned, and a counterparty typically has no obligation to permit such assignments. Even if our counterparty agrees to early termination of such OTC derivatives at any time, doing so may subject us to certain early termination charges.

We may enter into reverse repurchase agreements. When we enter into a reverse repurchase agreement, we will sell an asset and concurrently agree to repurchase such asset (or an equivalent asset) at a date in the future at a price roughly equal to the original purchase price plus a negotiated interest rate. In the event of the insolvency of the counterparty to a repurchase agreement or reverse repurchase agreement, recovery of the repurchase price owed us or, in the case of a reverse repurchase agreement, the assets sold by us, may be delayed. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage and may impact the amount of leverage available to us as a BDC. If we reinvest the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, entering into the agreement may adversely affect our returns.

Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

As part of our lending activities, we may in certain opportunistic circumstances originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Any such investment would involve a substantial degree of risk. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower. In addition, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower. See “—Our investments in portfolio companies may be risky, and we could lose all or part of our investments.”

Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•

may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;

•

may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. These OTC secondary markets may be inactive during an economic downturn or a credit crisis and in any event often have lower volumes than publicly traded securities even in normal market conditions. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board of Directors. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of the Adviser) may hold a larger number of investments, greater demands will be placed on the Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Certain investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements or in order to maintain our RIC status, or otherwise. Our ability to make follow-on investments may also be limited by the Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

The prices of the debt instruments and other securities in which we invest may decline substantially.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the prices of the debt instruments and other securities in which we invest may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be “undervalued” or “discounted” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale, if applicable. It may not be possible to predict, or to hedge against, such “spread widening” risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Company invests.

Because our business model in the future may depend to an extent upon relationships with private equity sponsors and intermediaries, the inability of the Adviser or 26North to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If the Adviser, 26North or their affiliates fail to maintain their existing relationships or develop new relationships with sponsors or other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser, 26North or their affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The credit ratings of certain of our investments may not be indicative of the actual credit risk of such rated instruments.

Although we expect that most of our investments will not be rated by rating agencies, we expect that some investments will be rated instruments. Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While we may give some consideration to ratings, ratings may not be indicative of the actual credit risk of our investments in rated instruments.

To the extent original issue discount (OID) and payment-in-kind (PIK) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with GAAP and taxable income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;

•

Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

•

For GAAP purposes, cash distributions to Stockholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the Stockholders, the 1940 Act does not require that Stockholders be given notice of this fact;

•

The presence of OID and PIK creates the risk of non-refundable cash payments to the Adviser in the form of Incentive Fees on income based on non-cash OID and PIK accruals that may never be realized; and

•

In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing Incentive Fees.

•	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

•	The deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan.

Risks Related to the Private Placement of Common Stock

Stockholders will be obligated to fund drawdowns and may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash.

Until the earlier of (i) an Exchange Listing and (ii) the end of the Fundraising Period (or such later time as set forth under “Item 1. Business — The Private Offering”), Stockholders will be obligated to fund drawdowns to purchase shares of Common Stock based on their Capital Commitment. To satisfy such obligations, Stockholders may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. Failure by a Stockholder to timely fund its Capital Commitment may result in some of its shares of Common Stock being forfeited or subject the Stockholder to other remedies available to us, as set forth in further detail in the form of Subscription Agreement attached as an exhibit to this Annual Report. Failure of a

Stockholder to contribute their Capital Commitments could also cause us to be unable to realize our investment objective. A default by a substantial number of Stockholders or by one or more Stockholders who have made substantial Capital Commitments would limit our opportunities for investment or diversification and would likely reduce our returns.

Stockholders who default on their Capital Commitment to us will be subject to significant adverse consequences.

The Subscription Agreement provides for significant adverse consequences in the event a Stockholder defaults on its Capital Commitment to us. In addition to losing its right to participate in future drawdowns, a defaulting Stockholder may be forced to transfer its shares of Common Stock to a third party for a price that is less than the net asset value of such shares of Common Stock.

Certain Stockholders may have to comply with Exchange Act filing requirements.

Because the Common Stock will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the Common Stock will have to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Stockholders who choose to reinvest their distributions may see their percentage stake increased to more than 5%, thus triggering this filing requirement. Each Stockholder is responsible for determining their filing obligations and preparing the filings. In addition, Stockholders who hold more than 10% of a class of our equity securities may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale, or sale and purchase, of registered stock within a six-month period.

The fiduciary of any investor governed by the fiduciary rules under ERISA, Section 4975 of the Code or the provisions of any other applicable federal, state, local, non-U.S., or other laws or regulations that are similar to Title I of ERISA or Section 4975 of the Code (collectively, “Similar Laws”) must determine that an investment in the Company is appropriate for such investor.

Until such time as our shares of Common Stock are considered “publicly offered securities” within the meaning of the Plan Asset Regulations, we will use commercially reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” under the Plan Asset Regulations. The fiduciary of each prospective investor subject to ERISA, Section 4975 of the Code or other Similar Laws must independently determine whether our stock is an appropriate investment for such investor, taking into account any fiduciary obligations under ERISA, Section 4975 of the Code or other applicable Similar Laws and the facts and circumstances of each such investor.

If investors domiciled or having their registered office in the EU participate in the private placement, we may be subject to additional reporting, regulatory and compliance obligations pursuant to the Alternative Investment Fund Managers Directive (the “AIFMD”).

The AIFMD regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors within the European Economic Area (“EEA”).

To the extent investors domiciled or having their registered office in the EEA participate in the private placement: (i) we and the Adviser may be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in us incurring additional costs and expenses; (ii) we and the Adviser may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions, which would result in us incurring additional costs and expenses or may otherwise affect our management and operation; (iii) the Adviser may be required to make detailed information relating to us and our investments available to regulators and third parties; and (iv) the AIFMD may also restrict certain of our activities in relation to EEA portfolio companies, including, in some circumstances, our ability to recapitalize, refinance or potentially restructure an EEA portfolio company within the first two years of ownership, which may in turn affect our operations generally.

In the future, it may be possible for non-EEA alternative investment fund managers (“AIFMs”) to market an alternative investment fund (“AIF”) within the EEA pursuant to a pan-European marketing “passport”, instead of under national private placement regimes. Access to this passport may be subject to the non-EEA AIFM compliance with various additional requirements under the AIFMD, which may include one or more of the following: additional conduct of business and organizational requirements; rules relating to the remuneration of certain personnel; minimum regulatory capital requirements; restrictions on the use of leverage; additional disclosure and reporting requirements to both investors and EEA home state regulators; independent valuation of an AIF’s assets; and the appointment of an independent depositary. Certain EEA Member States have indicated that they will cease to operate national private placement regimes when, or shortly after, the passport becomes available, which would mean that non-EEA AIFMs to whom the passport is available would be required to comply with all relevant provisions of the AIFMD in order to market to professional investors in those jurisdictions. As a result, if in the future non-EEA AIFMs may only market in certain EEA jurisdictions pursuant to a passport, the Adviser may not seek to solicit Capital Commitments in those jurisdictions, which may lead to a reduction in the overall amount of Capital Commitments we receive. Alternatively, if the Adviser sought to comply with the requirements to use the passport, this could have adverse effects including, amongst other things, increasing the regulatory burden and costs of operating and managing us and our investments, and potentially requiring changes to compensation structures for key personnel, thereby affecting the Adviser’s ability to recruit and retain these personnel.

Risks Related to our Common Stock

Investing in our Common Stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Common Stock may not be suitable for someone with lower risk tolerance.

The amount of any distributions we may make on our Common Stock is uncertain. We may not be able to pay distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

Subject to our Board of Directors’ discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. All distributions are and will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our Stockholders in the future.

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our Stockholders will have limited liquidity.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Because we have issued and plan to issue our securities through Private Offerings, the sale of shares of our Common Stock has not been registered under the 1933 Act, or any state securities law and as a result our shares of Common Stock are and will be restricted as to transfer by law and the terms of our Charter. Stockholders generally may not sell, assign or transfer their shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Stockholders are not entitled to redeem their shares of our Common Stock. Stockholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

We intend to effect an Exchange Listing, as determined by the Adviser in its sole discretion within seven years of the Reorganization, subject to market conditions. We may also pursue one or more Liquidity Events within seven years of the Reorganization, as determined by the Adviser in its sole discretion. While we intend to effect a Liquidity Event, there can be no assurance that any Liquidity Event, including an Exchange Listing, will be successfully completed. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors the Board of Directors will consider in determining whether to conduct any Liquidity Event.

If we do undertake an Exchange Listing, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of Common Stock may decline. We cannot predict whether our Common Stock, if listed on a national securities exchange, will trade at, above or below net asset value. Each Stockholder will acknowledge and agree in the Subscription Agreement that, following an Exchange Listing, if any, the Stockholder shall be restricted from selling or disposing its shares of the Company by applicable securities laws or contractually by a lock-up agreement with the underwriters of any Exchange Listing, or similar institutions, acting on the Company’s behalf, in connection with an Exchange Listing.

A Stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our Stockholders do not have preemptive rights to purchase any shares we issue in the future. Our Charter authorizes us to issue up to 1 billion shares of Common Stock. Pursuant to our Charter, a majority of our Board of Directors may amend our Charter to increase the number of shares of Common Stock we may issue without Stockholder approval. The Board of Directors may elect to sell additional shares in the future or issue equity interests in Private Offerings. To the extent we issue additional shares of Common Stock at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our Common Stock, or warrants, options, or rights to acquire our Common Stock, at a price below the current net asset value of our Common Stock if the Board of Directors and Independent Directors determine that such sale is in our best interests and the best interests of our Stockholders, and our Stockholders, including a majority of those Stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock or securities convertible into, or exchangeable for, our Common Stock, then the percentage ownership of our Stockholders at that time will decrease and you will experience dilution. Depending on the terms and pricing of such offerings and the value of our investments, you may also experience dilution in the net asset value and fair value of your shares of our Common Stock.

Certain provisions of our Charter and actions of the Board of Directors could deter takeover attempts and have an adverse impact on the value of shares of our Common Stock.

Our Charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. The Board of Directors is divided into three classes of directors serving staggered three-year terms, which could prevent Stockholders from removing a majority of directors in any given election. The Board of Directors may, without Stockholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and the Board of Directors may, without Stockholder action, amend our Charter to increase the number of shares of our Common Stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our Common Stock the opportunity to realize a premium over the value of shares of our Common Stock.

The net asset value of our Common Stock may fluctuate significantly.

The net asset value of our Common Stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	failure to qualify for or loss of RIC tax treatment or BDC status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of the Adviser or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Stockholders will experience dilution in their ownership percentage if they do not elect to reinvest their distributions.

All distributions declared in cash payable to Stockholders will generally be automatically reinvested in shares of our Common Stock, unless otherwise elected by the Stockholder. As a result, Stockholders that do not elect to reinvest their distributions may experience dilution over time.

The existence of a large number of outstanding shares and Stockholders prior to an Exchange Listing could negatively affect our stock price.

The ability of our Stockholders to liquidate their investments will be limited. If we were to conduct an Exchange Listing in the future, a large volume of sales of our Common Stock could decrease the prevailing market prices of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future. The ability of our Stockholders to liquidate their investments would be limited during any lock-up period; however, the mere perception of the possibility of these sales could depress the market price of our Common Stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our Common Stock price due to actual or anticipated sales of Common Stock from this market overhang could cause some institutions or individuals to engage in short sales of our Common Stock, which may itself cause the price of our stock to decline.

If we issue preferred stock or convertible debt securities, the net asset value of our Common Stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to our Stockholders. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our Common Stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our Common Stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of Common Stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our Common Stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our Common Stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our Common Stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our Common Stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt, or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of Common Stock and may at times have disproportionate influence over our affairs.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our Common Stock, including the right to elect certain members of the Board of Directors and have class voting rights on certain matters.

Under the terms of our Charter, the Board of Directors is authorized to issue shares of preferred stock in one or more series without Stockholder approval, which could potentially adversely affect the interests of existing Stockholders. For example, the 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of distributions or dividends, as applicable, to the holders of our Common Stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.

Stockholders will likely have conflicting interests with respect to their investments in the Company.

Stockholders will likely have conflicting investment, tax, and other interests with respect to their investments in the Company, including conflicts relating to the structuring of loans and investment acquisitions and dispositions.

As a consequence, conflicts will from time to time arise in connection with decisions made by the Adviser regarding an investment that may be more beneficial to one Stockholder than another, especially with respect to tax matters. The results of the Company’s investment activities will affect individual Stockholders differently, depending on their different situations. In structuring and completing investments, the Adviser generally will consider the investment and tax objectives of the Company and its Stockholders as a whole, not the investment, tax, or other objectives of any Stockholder individually. Thus, there can be no assurance that the structure of the Company or any of its investments will be tax efficient for any particular Stockholder or that any particular tax result will be achieved. In particular, the risk of Stockholders being subject to tax inefficiencies, including taxation under controlled foreign corporation rules in their jurisdiction, withholding tax or other taxation that may arise if certain requirements are not met, or tax timing disadvantages as a result of their participation in the Company may occur and will depend on the individual tax circumstances of each Stockholder.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, state and federal courts in the State of Maryland are the sole and exclusive forum for certain Stockholder litigation matters, which could limit our Stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors and officers.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, other than any action arising under federal securities laws, including (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers to us or to the Stockholders, or (iii) any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the MGCL, the Charter or the Bylaws, or (b) any other action asserting a claim against us or any of our directors or officers that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division. None of the forgoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless we consent in writing to such court. This exclusive forum provision, which does not apply to claims arising under the federal securities laws, may limit a Stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us and our directors and officers or may cause a Stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the Stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.

Federal Income Tax Risks

We cannot predict how tax reform legislation will affect us, our investments, or our Stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Recent legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our Stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our Stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To qualify for and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Tax and ERISA Considerations—Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our Stockholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by disbursing distributions relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay income and/or excise taxes or (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on all our taxable income (including gains) regardless of whether or not such income and gains are distributed to Stockholders.

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or securities, net income derived from an interest in a “qualified publicly traded partnership,” or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities or any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.”

Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our Stockholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. Stockholders will be treated as having received a dividend from us in the amount of such U.S. Stockholders’ allocable share of the Management Fee and Incentive Fees paid to the Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholders.

For any period that we do not qualify as a “publicly offered regulated investment company,” Stockholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will qualify as a “publicly offered regulated investment company,” as defined in the Code for the tax year ending December 31, 2024. However, there can be no assurance that we will qualify as a “publicly offered regulated investment company” for any of our taxable years. If we are not a “publicly offered regulated investment company” for any year, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Stockholder’s allocable share of the Management Fee and Incentive Fees paid to the Adviser and certain of our other expenses for the year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement applicable to RICs, if we are a “publicly offered regulated investment company” we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion could be as low as 20%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on 100% of the fair market value of the shares received as part of the dividend on the date a stockholder received it in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.

General Risks

We may experience fluctuations in our operating results.

We may experience fluctuations in our operating results due to a number of factors, some of which may be beyond our control, including our ability or inability to make investments in companies that meet our investment criteria, interest rates and default rates on the debt investments we make, the level of our expenses, variations in and the timing of the recognition of realized gains or losses, unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other Stockholders.

We will expend significant financial and other resources to comply with the requirements of being a reporting entity under the Exchange Act.

As a BDC, we will be subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We will implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, and may require significant expenditures, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We also expect to incur significant additional annual expenses related to these steps, and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements to the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and other similar expenses. We cannot be certain when these activities will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The systems and resources necessary to comply with applicable reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. See “—We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.”

We do not currently have comprehensive documentation of our internal controls.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of building out our internal controls over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of its financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following an Exchange Listing, lead to a decline in the market price of our Common Stock.

Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering of common equity securities, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

We cannot predict if investors will find our Common Stock less attractive because we will rely on some or all of these exemptions. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

Social, political, economic and other conditions and events, such as natural disasters, epidemics and pandemics, terrorism, conflicts, including the conflict between Russia and Ukraine, the ongoing conflict(s) in the Middle East, and social unrest, create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 began rapidly spreading to countries throughout the world, including the United States. General uncertainty surrounding the dangers and impact of COVID-19 has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate, materially and adversely impacting the value and performance of certain of our portfolio companies.

In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments.

•	Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.

•

The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments.

In addition, current market conditions may make it difficult to extend obtain indebtedness on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising interest rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.

Concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of shares of our Common Stock.

The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.

Certain countries have been susceptible to epidemics/pandemics, most recently COVID-19. The outbreak of such epidemics/pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the regions in which the Company invests), and thereby may adversely affect the performance of the Company’s investments. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments.

In particular, the global outbreak of COVID-19, along with more recent COVID-19 variants, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19, or any future pandemics that may arise, which may have a continued adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

Russia’s military invasion of Ukraine in February 2022, the resulting responses by the United States and other countries, and the potential for wider conflict could increase volatility and uncertainty in the financial markets and adversely affect regional and global economies. The United States and other countries have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to its invasion of Ukraine. The United States and other countries have also imposed economic sanctions on Belarus and may impose sanctions on other countries that support Russia’s military invasion. These sanctions, as well as any other economic consequences related to the invasion, such as additional sanctions, boycotts or changes in consumer or purchaser preferences or cyberattacks on governments, companies or individuals, may further decrease the value and liquidity of certain investments. To the extent that the Company has exposure to investments in countries affected by the invasion, the Company’s ability to price, buy, sell, receive or deliver such investments may be impaired. The extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by those subject to sanctions) are impossible to predict, but could result in significant market disruptions, including in the oil and natural gas markets, and may negatively affect global supply chains, inflation and global growth. These and any related events could significantly impact the Company’s performance and the value of an investment in the Company, even beyond any direct exposure the Company may have to issuers in countries affected by the invasion.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the prolonged economic impact of COVID-19, the negotiation of trade deals between the UK and the EU following the UK’s exit from the EU, uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, and the rising conflict between Russia and Ukraine, and imposition by the U.S. and other countries of sanctions or other restrictive actions against Russia, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions, including rising interest rates, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. See “—Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.” We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

We are subject to the risk that one or more of the Financial Institutions or some or all of our portfolio assets experience a Distress Event.

An investment in the Company is subject to the risk that one of the banks, brokers, hedging counterparties, lenders or other custodians (each, a “Financial Institution”) of some or all of the Company’s (or any portfolio company’s) assets fails to timely perform its obligations or experiences insolvency, closure, receivership or other financial distress or difficulty (each, a “Distress Event”). Distress Events can be caused by factors including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. If a Financial Institution experiences a Distress Event, the Adviser, the Company or one of its portfolio companies may not be able to access deposits, borrowing facilities or other services, either permanently or for an extended period of time. Although assets held by regulated Financial Institutions in the United States frequently are insured up to stated balance amounts by organizations such as the Federal Deposit Insurance Corporation (FDIC), in the case of banks, and the Securities Investor Protection Corporation (SIPC), in the case of certain broker-dealers, amounts in excess of the relevant insurance are subject to risk of total loss, and any non-U.S. Financial Institutions that are not subject to similar regimes pose increased risk of loss. While in recent years governmental intervention has often resulted in additional protections for depositors and counterparties during Distress Events, there can be no assurance that such intervention will occur in a future Distress Event or that any such intervention undertaken will be successful or avoid the risks of loss, substantial delays or negative impact on banking or brokerage conditions or markets.

Any Distress Event has a potentially adverse effect on the ability of the Adviser to manage the Company’s investments, and on the ability of the Adviser, the Administrator, the Company and any portfolio company to maintain operations, which in each case could result in significant losses and in unconsummated investment acquisitions and dispositions. Such losses could include: a loss of funds; an obligation to pay fees and expenses in the event the Company is not able to close a transaction (whether due to the inability to draw capital on a credit line provided by a Financial Institution experiencing a Distress Event, the inability of the Company to access capital contributions or otherwise); the inability of the Company to acquire or dispose of investments, or acquire or dispose of such investments at prices that the Adviser believes reflect the fair value of such investments; and the inability of portfolio companies to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to a Financial Institution’s services, it is also possible that the Company or a portfolio company will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). To the extent the Adviser is able to exercise contractual remedies under agreements with Financial Institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses, delays or other impacts. The Company and its portfolio companies are subject to similar risks if a Financial Institution utilized by investors in the Company or by suppliers, vendors, service providers or other counterparties of the Company or a portfolio company becomes subject to a Distress Event, which could have a material adverse effect on the Company.

Many Financial Institutions require, as a condition to using their services (including lending services), that the Adviser and/or the Company maintain all or a set amount or percentage of their respective accounts or assets with the Financial Institution, which heightens the risks associated with a Distress Event with respect to such Financial Institutions. The Adviser is under no obligation to use a minimum number of Financial Institutions with respect to the Company or to maintain account balances at or below the relevant insured amounts.

Further, Distress Events such as the current turmoil of the U.S. banking system raise fears of broader financial contagion, and it is not certain what impact this will have on financial markets. Any deterioration of the global financial markets (particularly the U.S. debt markets), any possible future failures of certain financial services companies and a significant rise in market perception of counterparty default risk, interest rates or taxes will likely significantly reduce investor demand and liquidity for investment grade, high-yield and senior bank debt, which in turn is likely to lead some investment banks and other lenders to be unwilling or significantly less willing to finance new investments or to offer less favorable terms than had been prevailing in the recent past. The tightening of availability of credit to businesses generally could lead to an overall weakening of the U.S. and global economies, which in turn is likely to adversely affect the ability of the Company to sell or liquidate investments at favorable times or at favorable prices or otherwise have an adverse effect on the business and operations of the Company. In addition, valuations of the Company’s investments are subject to heightened uncertainty as the result of market volatility and disruption. To the extent the Company is unable to obtain favorable financing terms for its portfolio investments or sell investments on favorable terms, the Company’s ability to generate attractive investment returns for its Stockholders is expected to be adversely affected.

Increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG matters. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance, transparency and consideration of ESG factors in our investment processes. Adverse incidents or other developments with respect to ESG matters could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, or have a material effect on the return and risk profile of our investments, all of which could adversely affect our business and results of operations.

However, there is no guarantee that the Adviser’s responsible investment practices will reflect the beliefs or values, internal policies or preferred practices of any particular Stockholder or other asset managers or reflect market trends for all ESG considerations across geographies and investor types.

Conversely, anti-ESG sentiment also has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation or initiatives and certain states having issued related legal guidance and advisory opinions. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose us or our Adviser to the risk of antitrust investigations or challenges by state or federal authorities, result in reputational harm, require certain investors to divest or discourage certain investors from investing in 26North Funds. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.

Further, considering ESG factors when evaluating an investment in certain circumstances could, to the extent material risks associated with an investment are identified, cause the Adviser not to make an investment that it would have made or to make a management decision with respect to an investment differently than it would have made in the absence of such consideration, which carries the risk that the Company could perform differently than investment funds that do not take ESG factors into account. Additionally, ESG factors are only some of the many factors that the Adviser expects to consider in making an investment. The Adviser cannot guarantee that the consideration of ESG factors or engagement with portfolio companies with respect to ESG factors, which will include qualitative judgments, will positively impact the performance of any individual investment or the Company as a whole.

The materiality of ESG risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment style. In evaluating a prospective investment’s ESG practices, the Adviser may depend upon information and data provided by the entity or obtained via third-party reporting or advisors, which could be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess or analyze the entity’s ESG practices and/or related risks and opportunities. In addition, the Adviser’s responsible investment procedures and practices are expected to change over time.

Additionally, new regulatory initiatives related to ESG that are applicable to us, the Adviser, or our portfolio companies could adversely affect our business. Finally, there is also growing regulatory interest, particularly in the U.S., UK, and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure ESG performance, in order to allow investors to validate and better understand sustainability claims. In 2021, the SEC established an enforcement task force to review ESG practices and disclosures by public companies and investment managers, and has started to bring enforcement actions based on mismatches of ESG disclosures and actual investment processes. Further, in 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors that would mandate extensive disclosure of climate-related data, risks, and opportunities for certain public companies. In addition, the SEC has announced that it is working on proposals that would mandate disclosure of certain ESG-related matters, including with respect to board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals, the timing thereof and when, if ever, they could become effective. The Adviser’s ESG practices and the Adviser could become subject to additional regulation in the future, and the Adviser cannot guarantee that its current approach or the Company’s investments will meet future regulatory requirements or predict the manner in which any such future requirements (including any enforcement with respect thereto) could affect the Company or its investments, including with respect to future administrative burdens and costs. Moreover, there is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company is externally managed by the Adviser and has no employees or internal information systems. Therefore, we rely on the cybersecurity strategy, expertise and policies provided and implemented by 26North, the indirect parent company of our Adviser and affiliate of our Administrator, as well as other service providers.

Each of the Company, 26North and our industry generally is highly dependent on information systems and technology and as a result, could be prone to cybersecurity threats and attacks. In response, 26North maintains a cybersecurity program that includes policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated.

As part of its overall risk management efforts, 26North has developed and implemented a cybersecurity risk management program (the “RMP”) that applies to our business and operations. The RMP is designed to protect the confidentiality, integrity and availability of the critical systems involved in our business and the information stored in those systems. The RMP leverages a combination of standards and best practices from the National Institute of Standards and Technology Cybersecurity Framework, the International Organization for Standardization, and the Center for Internet Security, among others.

26North utilizes technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, including from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. In addition, 26North has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats. Such controls help us and 26North protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

26North conducts annual cybersecurity awareness training for all employees and conducts quarterly phishing exercises to assess employee cybersecurity awareness. 26North also performs tabletop exercises and disaster recovery tests to simulate a response to a cybersecurity incident, and uses the findings therefrom to improve practices, procedures, and technologies. 26North also assesses the risks from cybersecurity threats that impact our third-party service providers and has established oversight processes to identify and manage cybersecurity risks associated with the products or services we or 26North procure from such suppliers.

An independent third-party also assesses and reports on 26North’s internal incident response preparedness, adherence to best practices and industry frameworks, and compliance with applicable laws and regulations. The external independent third-party helps identify areas for continued focus and improvement. Finally, 26North carries cyber security insurance that provides a level of financial protection against the potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover or be sufficient to cover all losses or claims that may result from a cybersecurity incident.

26North has also developed an incident response plan that provides guidelines for preparing for, responding to and recovering from cybersecurity incidents, and facilitates coordination across multiple operational functions. The incident response plan includes processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The incident response plan includes notification to the applicable members of 26North’s technology leadership team, including 26North’s Chief Financial Officer (“CFO”) and Chief Technology Officer (“CTO”), and, as appropriate, escalation to an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the Risk Committee (as defined below) or the board of directors of 26North, as well as to our Chief Compliance Officer, the Audit Committee of our Board of Directors and to our full Board of Directors, if appropriate.

Since our commencement of operations, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. Past or future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional information about these risks, see “Item 1A. Risk Factors” in this Annual Report.

Our Board of Directors has overall responsibility for risk oversight and has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. The leadership team at 26North has delegated oversight of cybersecurity and related risks to a committee (the “Risk Committee”). The Risk Committee is a cross-functional committee that governs and oversees the RMP. The Risk Committee includes members of 26North’s senior executive team, including its CFO, CTO, Chief Compliance Officer and senior partners from 26North’s legal, operations, finance, investment and strategy teams. The Risk Committee, will, through regular consultation with 26North’s internal cybersecurity team assess, discuss, and prioritize the approach to high-level risks, mitigative controls, and ongoing cybersecurity efforts. Further, our Chief Compliance Officer works closely with 26North’s CTO to monitor ongoing cybersecurity threats and provide regular updates to our Board of Directors.

26North’s CTO regularly updates the full Risk Committee and oversees a team of dedicated professionals responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The CTO has a Bachelor of Science in Computer Engineering from the University of Virginia and 25 years of experience leading technology teams, maintaining IT infrastructure within financial services firms, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures to mitigate these threats.

ITEM 2. PROPERTIES

The Company’s principal executive office is at 600 Madison Avenue, 26th Floor, New York, NY 10022. The Company does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. We may be a party to certain lawsuits in the normal course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is not currently, and until an Exchange Listing we do not expect there to be, a public market for our Common Stock, nor can we give any assurance that one will develop.

Our Common Stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our Adviser consents to such transfer and (ii) the Common Stock is registered under applicable securities laws or specifically exempted from registration (in which case the Stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our Common Stock and to execute such other instruments or certifications as we may reasonably require.

Holders

As of March 8, 2024, there were 511 holders of record of our Common Stock.

Distributions

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by the Board of Directors in its discretion. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

During the period from October 1, 2023 to December 31, 2023, there were no dividends declared.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Repurchases of Shares of Common Stock by the Issuer and Affiliated Purchasers

We did not conduct any repurchases of our shares of Common Stock during the period from October 1, 2023 to December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Item 8 of this Annual Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview of Our Business

We were formed on October 13, 2022 as a Maryland corporation. On October 11, 2023, we commenced operations and on October 18, 2023, we made our first portfolio company investment. We are externally managed by our Adviser, 26North Direct Lending LP, an investment adviser that is registered with the SEC under the Advisers Act. As an externally managed BDC, we do not have any employees, and our investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay the Adviser for investment and management services pursuant to the terms of the Investment Advisory Agreement. 26North Direct Lending Administration LLC serves as our Administrator. The Administrator provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has entered into a sub-administration agreement with SEI pursuant to which SEI will receive compensation for its services.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We invest primarily in directly originated senior secured loans to middle market companies domiciled in the United States. The Company’s portfolio will consist primarily of direct originations of (i) first lien senior secured debt and unitranche debt (including last out portions of such loans) and, to a lesser extent, (ii) second lien senior secured debt and unsecured debt, including mezzanine debt. In connection with its debt investments, the Company is permitted to receive equity warrants or make select equity co-investments. We generally consider middle market companies to consist of companies with between $25 million and $100 million of annual EBITDA, although the Company may from time to time invest in larger or smaller companies.

Although we invest primarily in middle market companies domiciled in the United States, we also may from time to time invest, to a lesser extent, in companies domiciled outside of the United States (subject to compliance with BDC requirements to invest at least 70% of our assets in United States companies).

As of December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments was approximately 12.5%.

Portfolio Composition

As of December 31, 2023, we had investments in two portfolio companies with an aggregate amortized cost of $52.6 million. As of December 31, 2023, each of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2023, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	52,628	100%	$52,566	100%

	$52,628	100%	$52,566	100%

Investment Activity

During the period ended December 31, 2023, we made two new investments totaling $52.6 million, excluding short-term investments. We had no investment realization activity.

Total portfolio investment activity for the period from October 1, 2023 to December 31, 2023 was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	Total
Fair value, beginning of period	$—	$—
New investments	52,597	52,597
Accretion of loan premium/discount	31	31
Unrealized appreciation (depreciation)	(62)	(62)

Fair value, end of period	$52,566	$52,566

Our Adviser monitors on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

•

Grade 1 investments involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

Grade 2 investments involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

Grade 3 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not significantly past due; and

•

Grade 4 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of December 31, 2023 (amounts in thousands).

Investment Performance Rating	Fair Value	Percentage of Total
Grade 1	$—	0.0%
Grade 2	52,566	100.0%
Grade 3	—	0.0%
Grade 4	—	0.0%

Total Investments	$52,566	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2023, we had no non-accrual assets.

Results of Operations

For the period from October 1, 2023 to December 31, 2023

Operating results for the period from October 1, 2023 to December 31, 2023 were as follows (amounts in thousands):

Total investment income	$1,490
Net operating expenses	1,426

Net investment income before excise tax	64
Excise tax expense	2

Net investment income after excise tax	62
Net unrealized appreciation / (depreciation)	(62)

Net increase in net assets resulting from operations	$—

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income

Total interest income	$1,407
Total other income	83

Total investment income	$1,490

Investment income for the period from October 1, 2023 to December 31, 2023 was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

Professional fees	$1,503
Administrative service expenses	1,258
Organizational expense	896
Interest and other debt expenses	603
Offering costs	341
Other general and administrative expenses	209
Management fees	90

Total expenses	$4,900

Less: Expense support	(3,474)

Net expenses	$1,426

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of us. For the period from October 1, 2023 to December 31, 2023, the Company incurred $1.5 million in professional fees.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3 to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the period from October 1, 2023 to December 31, 2023, the Company incurred $1.3 million of administrative service expenses.

Interest and Other Debt Expenses

Interest and other financing fees during the period from October 1, 2023 to December 31, 2023 were attributable to borrowings under the JPM Facility (as discussed below under “Liquidity and Capital Resources”). For the period from October 1, 2023 to December 31, 2023, the Company incurred $0.6 million in interest and other debt expenses.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the period from October 1, 2023 to December 31, 2023, the Company incurred $0.3 million in offering costs.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the period from October 1, 2023 to December 31, 2023, the Company incurred $0.2 million in other general and administrative expenses.

Compensation of the Adviser

We pay the Adviser an investment advisory fee for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee is ultimately borne by the Stockholders.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.75% (1.00% in the event of an Exchange Listing) of the average value of our gross assets at the end of each of our two most recently completed calendar quarters. For purposes of calculating the Management Fee, “gross assets” means the total assets of the Company determined on a consolidated basis in accordance with GAAP, excluding cash and cash equivalents but including assets purchased with borrowed amounts.

The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases of our Common Stock during the relevant calendar quarter. For our first quarter, the Management Fee was calculated based on the value of our gross assets as of such quarter-end.

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the period from October 1, 2023 to December 31, 2023, the amount of Management Fee incurred was $0.1 million.

Incentive Fees

We will pay to the Adviser an Incentive Fee that will consist of two parts. The Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 10% (17.5% in the event of an Exchange Listing) of “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.5% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and a “catch-up” feature.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred stock, but excluding the Incentive Fee). These calculations shall be appropriately adjusted for any share issuances or repurchases during the quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter).

Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, expressed as a rate of return on the value of our net assets at the beginning of the immediately preceding calendar quarter, will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.0% annualized) and (ii) our net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the beginning of the immediately preceding calendar quarter.

For the period from October 1, 2023 to December 31, 2023, the Company did not accrue any Incentive Fees.

Net Unrealized Appreciation

Net unrealized appreciation during the period from October 1, 2023 to December 31, 2023 was as follows (amounts in thousands):

Non-Control / Non-Affiliate investments	$(62)

Net unrealized appreciation / (depreciation) on investments	$(62)

For the period from October 1, 2023 to December 31, 2023, we recorded net unrealized depreciation on our current portfolio of $0.1 million. The net unrealized depreciation on the Company’s current portfolio was a result of the fair value of the portfolio assets being equal to their original cost, given the recency of origination and stable portfolio performance since origination.

Liquidity and Capital Resources

We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the JPM Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 234.5% as of December 31, 2023.

Cash Flows

For the period from October 1, 2023 to December 31, 2023, we experienced a net increase in cash in the amount of $67.6 million. During that period, our operating activities used $51.9 million in cash, consisting primarily of purchases of portfolio investments of $52.6 million. In addition, financing activities provided net cash of $119.5 million, consisting primarily of borrowings under the JPM Facility of $52.3 million and proceeds from the issuance of Common Stock of $70.3 million. At December 31, 2023, we had $67.7 million of cash on hand.

Financing Transactions

JPM Facility

On October 18, 2023 the Company entered into, through the Financing SPV, a Loan and Security Agreement by and among the Company, the Financing SPV, JPMorgan Chase Bank, National Association, as lender and administrative agent for the lender parties providing for a senior secured revolving credit facility to the Financing SPV of $200 million (the “JPM Facility”). The JPM Facility size is increasable to up to $800 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded Capital Commitments and other loan collateral including the Financing SPV’s portfolio investments. Our Adviser serves as the portfolio manager (in such capacity, the “Facility Portfolio Manager”) under the JPM Facility. U.S. Bank Trust Company, National Association serves as collateral agent and U.S. Bank National Association serves as securities intermediary. Proceeds from borrowings under the JPM Facility are expected to be used to facilitate investments and for the timely payment of the Financing SPV’s expenses, and to make certain permitted distributions to the Company.

The JPM Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the JPM Facility are available in U.S. dollars and other permitted currencies. The interest charged on the JPM Facility is based on SOFR, SONIA, SARON, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.75% prior to the earlier of (x) the first day on which the Company has drawn more than one-third of its Capital Commitments and (y) April 18, 2025 and (2) 2.85% thereafter. Under the JPM Facility, the Financing SPV will pay an undrawn fee of (i) during the first nine months of the JPM Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

The obligations of the Financing SPV to the lenders under the JPM Facility are secured by a first priority security interest in the unfunded Capital Commitments to the Company and the related proceeds and all of the Financing SPV’s portfolio investments and other assets.

In connection with the JPM Facility, the Financing SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Facility contains customary events of default for similar financing transactions, including if a change of control of the Financing SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the JPM Facility may declare the outstanding advances and all other obligations under the JPM Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that the Financing SPV obtain the consent of the lenders under the applicable JPM Facility prior to entering into any sale or disposition with respect to portfolio investments.

As of December 31, 2023, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the JPM Facility.

As of December 31, 2023, we had U.S. dollar borrowings of $52.3 million outstanding under the JPM Facility with a weighted average interest rate of 8.11%.

As of December 31, 2023, our future fixed commitments for cash payments were as follows (amounts in thousands):

	Total	2024	2025-2026	2027-2028	2029-Future
JPM Facility borrowings	$52,250	$—	$—	$52,250	$—
Interest and fees on JPM Facility borrowings (1)	44,143	7,344	19,368	17,431	—

Total	$96,393	$7,344	$19,368	$69,681	$—

(1)

Amounts represent (i) credit facility commitment fees calculated on the unused amount, which was $147.7 million as of December 31, 2023 and (ii) interest expense calculated at a rate of 8.11% of outstanding credit facility borrowings, which were $52.3 million as of December 31, 2023.

Distributions to Stockholders

We intend to elect to be treated as a RIC under the Code for our tax year ending December 31, 2023, and intend to make the required distributions to our Stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our Common Stock instead of in cash. A Stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the Stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our Common Stock.

The minimum distribution requirements applicable to RICs require us to distribute to our Stockholders each year at least 90% of our investment company taxable income, or ICTI, as defined by the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments issued with warrants), we must include in

ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our Stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

We have made no distributions for the period from October 1, 2023 through December 31, 2023.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Investments at Fair Value

One of the critical accounting estimates inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. ASC 820 establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active or other observable inputs other than quoted prices.

Level 3—Valuations based on unobservable inputs for the asset or liability.

Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, the Adviser will apply a valuation policy approved by the Board of Directors that is consistent with ASC 820. Consistent with the valuation policy, the Adviser will evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Adviser will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

In connection with a drawdown, the Board of Directors or a committee thereof will be required to make the determination that we are not selling shares of our Common Stock at a price below the then current net asset value of our Common Stock, exclusive of any distributing commission or discount (which net asset value shall be determined as of a time within 48 hours, excluding Sunday and holidays, next preceding the time of such determination). Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.

Investment Valuation Process

The determination of the fair value involves subjective judgments and estimates. As part of the valuation process, the Adviser will take into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser will consider whether the pricing indicated by the external event corroborates its valuation.

The Adviser will undertake a multi-step valuation process, which is expected to include, among other procedures, the following:

•	With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;

•

With respect to investments for which market quotations are not readily available, the valuation process will begin with either (i) independent valuation firm(s) providing a preliminary valuation of such investment to the Adviser’s valuation committee or (ii) the Adviser preparing a preliminary valuation of such investment based on proprietary models; and

•	Preliminary valuation conclusions will be documented and discussed within the Adviser’s valuation committee.

Revenue Recognition

Interest and Dividend Income

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and PIK interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in our judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent preferred equity contains PIK provisions, PIK dividends computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.

Other Income

Dividends earned on money market balances are recorded on an accrual basis. Such income is included in other income in the Consolidated Statement of Operations.

Investment Transactions

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Income Taxes

We intend to elect to be treated as a RIC for our tax year ending December 31, 2023 and to qualify annually thereafter as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually satisfy the Annual Distribution Requirement.

If we fail to distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (collectively, the

“Excise Tax Distribution Requirements”), we will be subject to a 4% nondeductible U.S. federal excise tax on the amount by which we do not meet the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year-end (or earlier if estimated taxes are paid).

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2023 was as follows (amounts in thousands):

	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	September 27, 2024	$1,258	$264
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	September 27, 2030	3,881	(78)

Total			$5,139	$186

Recent Developments

On March 5, 2024, Arthur M. Wrubel notified the Board of Directors of his resignation from the Board of Directors, and from each of the committees of the Board of Directors on which he served, effective the same day upon acceptance by the Board of Directors. Mr. Wrubel’s resignation was not due to a disagreement with the Company on any matter relating to its operations, policies, or practices. On March 5, 2024, the Board of Directors, accepted Mr. Wrubel’s resignation and, upon the recommendation of the Nominating and Governance Committee of the Board of Directors, appointed Wendell E. Pritchett as a Class III director of the Company, the Chair of the Nominating and Governance Committee of the Board of Directors and a member of the Audit Committee of the Board of Directors. See “Item 9B. Other Information.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, including valuation risk and interest rate fluctuations.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board of Directors’ valuation designee, in accordance with our valuation policy and procedures established by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 “Summary of Significant Account Policies” to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Because we have borrowed, and may from time to time borrow, money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

As of December 31, 2023, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2023. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2023. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$1,076	$(1,045)	$31
Up 150 Basis Points	807	(784)	23
Up 100 Basis Points	538	(523)	15
Up 50 Basis Points	269	(261)	8
Down 50 Basis Points	(269)	261	(8)
Down 100 Basis Points	(538)	523	(15)
Down 150 Basis Points	(807)	784	(23)
Down 200 Basis Points	(1,076)	1,045	(31)

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or a credit facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, such activities may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to the portion of our portfolio of investments, if any, with fixed interest rates or denominated in foreign currencies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of 26North BDC, Inc.

Opinion on the Consolidated Financial Statements and Consolidated Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of 26North BDC, Inc. and subsidiary (the “Company”), including the consolidated schedule of investments, as of December 31, 2023, the related consolidated statements of operations, cash flows, changes in net assets, and the consolidated financial highlights (in Note 12) for the period from October 1, 2023 (period beginning after the date of the financial statements included in the Registration Statement on Form 10) to December 31, 2023, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the period from October 1, 2023 (period beginning after the date of the financial statements included in the Registration Statement on Form 10) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodian, loan agents, and borrowers. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 8, 2024

We have served as the Company’s auditor since 2023.

26North BDC, Inc.

Consolidated Statement of Assets and Liabilities

as of December 31, 2023

(in thousands, except share and per share amounts)

Assets
Non-controlled/non-affiliated investments at fair value (amortized cost $52,628)	$52,566
Cash and cash equivalents	67,664
Expense reimbursement receivable	6,434
Deferred financing costs	4,121
Deferred offering costs	1,194
Interest and other income receivable from non-controlled/non-affiliated investments	522
Prepaid assets	168

Total assets	132,669

Liabilities
Debt	52,250
Other liabilities and accrued expenses	4,443
Accrued organizational costs	2,842
Accrued administrative services expense payable	2,012
Due to affiliate	273
Interest payable	468
Management fees payable	90

Total Liabilities	62,378

Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized and 2,811,638 shares issued and outstanding)	3
Additional paid-in capital	70,288
Distributable earnings (loss)	—

Total Net Assets	$70,291

Total Liabilities and Net Assets	$132,669

Net asset value per share	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

October 1, 2023 to December 31, 2023 (1)
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$1,407
Other income	83

Total Investment Income	1,490
Expenses
Professional fees	1,503
Administrative service expenses	1,258
Organizational expense	896
Interest and other debt expenses	603
Offering costs	341
Other general and administrative expenses	209
Management fees	90

Total expenses	$4,900

Less: Expense support (Note 3)	(3,474)

Net expenses	1,426

Net investment income before excise tax	64
Excise tax expense	2

Net investment income after excise tax	62
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(62)

Net change in unrealized appreciation (depreciation)	(62)

Net realized and unrealized gain (loss)	(62)

Net Increase (Decrease) in Net Assets Resulting from Operations	$—

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.04
Earnings (loss) per share (basic and diluted)	$0.00
Weighted average shares of common stock outstanding (basic and diluted)	1,606,691

(1)	Period beginning after the date of the financial statements included in the Registration Statement on Form 10.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statement of Changes in Net Assets

(in thousands, except share and per share amounts )

	Common Shares		Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Value
Balance, October 1, 2023 (1)	1,000	$—	$25	$—	$25
Operations:
Net investment income	—	—	—	62	62
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(62)	(62)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—

Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	—	—	—
Issuance of shares	2,810,638	3	70,263	—	70,266
Tax reclassification of shareholders’ equity in accordance with U.S. GAAP	—	—	—	—	—

Net increase (decrease) for the period	2,810,638	3	70,263	—	70,266

Balance, December 31, 2023	2,811,638	$3	$70,288	$—	$70,291

(1)	Period beginning after the date of the financial statements included in the Registration Statement on Form 10.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statement of Cash Flows

(in thousands)

October 1, 2023 to December 31, 2023 (1)
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(52,597)
Net change in unrealized (appreciation) depreciation on investments	62
Net accretion of discount	(31)
Amortization of deferred financing costs	135
Amortization of deferred offering costs	341
Changes in operating assets and liabilities:
Expense reimbursement receivable	(3,473)
Interest and other income receivable from non-controlled/non-affiliated investments	(522)
Prepaid assets	(168)
Accrued organizational costs	896
Accrued administrative services expense payable	1,258
Other liabilities and accrued expenses	3,068
Due to affiliate	12
Deferred financing costs	(1,256)
Deferred offering costs	(160)
Interest payable	468
Management fees payable	90

Net cash provided by (used for) operating activities	(51,877)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	70,266
Borrowings on debt	52,250
Deferred financing costs paid	(3,000)

Net cash provided by (used for) financing activities	119,516
Net increase (decrease) in cash and cash equivalents	67,639

Cash and cash equivalents, beginning of period	25

Cash and cash equivalents, end of period	$67,664

Supplemental disclosure of cash flow and non-cash activities:
Accrued but unpaid deferred financing costs	$1,256
Interest paid during the period	$135

(1)	Period beginning after the date of the financial statements included in the Registration Statement on Form 10.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023

(in thousands)

Portfolio Company (1)(6)	Investment Type	Industry	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments
Penn TRGRP Holdings LLC (2)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	13.098%	09/27/2030	$25,225	$24,737	$24,720	35.17%
Penn TRGRP Holdings LLC (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.750%	12.098%	09/27/2030	294	294	264	0.38%
Penn TRGRP Holdings LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%		09/27/2030	—	(75)	(78)	(0.11)%
Serrano Parent, LLC (2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	11.880%	05/12/2030	28,297	27,672	27,660	39.35%

Total Investments							$52,628	$52,566	74.79%

(1)	All investments are pledged as collateral under the JPM Facility. See Note 6. Borrowings in the Notes to the Consolidated Financial Statements.
(2)

These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors, pursuant to the Company’s valuation policy. See Note 5 in the Notes to the Consolidated Financial Statements.

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to an unused commitment fee. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7. Commitments and Contingencies in the Notes to the Consolidated Financial Statements.

(4)

Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of December 31, 2023, the reference rates for the floating rate loans were the 1 Month SOFR of 5.35%, 3 Month SOFR of 5.33% and 6 Month SOFR of 5.16%.

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)

Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the Company had no non-qualifying assets.

(7)	Unfunded loan commitment is subject to a 0.50% unused commitment fee.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

December 31, 2023

1. ORGANIZATION

26North BDC, Inc. (together with its consolidated subsidiary, the “Company”, “we”, “us”, or “our”) is incorporated under the laws of the State of Maryland and was formed on October 13, 2022. The Company commenced operations on October 11, 2023. The Company is an externally managed, non-diversified, closed-end management investment company, and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on October 3, 2023. In addition, the Company intends to elect to be treated and to qualify each year thereafter as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2023.

The Company established 26N DL Funding 1 LLC (“Financing SPV”) as a wholly owned direct subsidiary, whose assets are used to secure Financing SPV’s credit facility. Financing SPV is incorporated under the laws of the State of Delaware and was formed on August 4, 2023. As of December 31, 2023, all of the Company’s investments were held at Financing SPV.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Company intends to invest primarily in directly originated senior secured loans to middle market companies domiciled in the United States. The Company’s portfolio will consist primarily of direct originations of (i) first lien senior secured debt and unitranche debt (including last out portions of such loans) and, to a lesser extent, (ii) second lien senior secured debt and unsecured debt, including mezzanine debt. In connection with its debt investments, the Company is permitted to receive equity warrants or make select equity co-investments. The Company generally considers middle market companies to consist of companies with between $25 million and $100 million of annual EBITDA, although the Company may from time to time invest in larger or smaller companies.

26North Direct Lending LP, a Delaware limited partnership and subsidiary of 26North Partners LP (together with its affiliates, “26North”), serves as the investment adviser to the Company (the “Adviser”), and is registered as an investment adviser with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended. The Adviser, subject to the overall supervision of the board of directors of the Company (the “Board” or the “Board of Directors”), will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.

The Company has conducted and from time to time may conduct private offerings (each, a “Private Offering”) of the Company’s shares of common stock, par value $0.001 (“Common Stock”) in the United States to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and outside the United States in accordance with Regulation S or Regulation D under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the current Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s Common Stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice.

On September 7, 2023, the Adviser purchased 1,000 shares of Common Stock at a price of $25.00 per share as the Company’s initial capital. The Company completed its initial closing on capital commitments on October 2,

2023, in connection with the Reorganization. After the Reorganization was effected, the Company called $41.5 million of capital from investors in exchange for 1,661,350 of the Company’s shares of Common Stock. The shares of Common Stock were issued on October 11, 2023, and the Company commenced operations on such date.

On October 18, 2023, the Company commenced its loan origination and investment activities.

The financial statements are presented for the period from October 1, 2023 to December 31, 2023, which is the period beginning after the date of the financial statements included in the Registration Statement on Form 10.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results may ultimately differ from those estimates.

Basis of Consolidation

As provided under ASC Topic 946 and Regulation S-X, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. All material intercompany transactions are eliminated in consolidation.

The Company consolidated the results of the Company’s wholly owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2023, the Company’s only consolidated subsidiary was Financing SPV.

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income (i) represents interest that is accrued and recorded as interest income at the contractual rates, (ii) increases the loan principal on the respective capitalization dates, and (iii) is generally due at maturity. Such income, if any, is included in interest income in the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to Stockholders in the form of dividends, even though the Company has not yet collected cash.

Dividend Income

Dividend income on preferred equity securities, if any, is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023 and for the period then ended, no loans in the portfolio were on non-accrual status.

Other Income

Dividends earned on money market balances are recorded on an accrual basis. Such income is included in other income in the Consolidated Statement of Operations.

Investments

Investment transactions are recorded on a trade date basis.

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and would be recorded within Net realized gains (losses) on the Consolidated Statement of Operations, if any.

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within Net change in unrealized appreciation (depreciation) on the Consolidated Statement of Operations.

Valuation of Investments

The Company is required to report its investments, including those for which current market values are not readily available, at fair value.

U.S. GAAP for an investment company requires investments to be recorded at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act.

Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise generally from at least two principal market makers or primary market dealers.

Where prices or inputs are not available or, in the judgment of the Board, not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.

Market Approach

Transaction prices quoted by exchanges are generally deemed to be the most reliable evidence of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and shall be used without adjustment to measure fair value whenever available. The use of transaction prices is consistent with the market approach. ASC 820 defines the market approach as, “a valuation approach that uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets or liabilities.” Our Adviser will apply the market approach as the preferred valuation methodology unless another approach is deemed to be more appropriate. It is noted, however, that quoted transaction prices need to be from a sufficiently active market that can sustain the quantity of an investment held by the Company. If the valuation committee determines that the transaction prices are not from an active market or are in quantities that are not comparable to the amounts owned by the Company, then the exchange price may be disregarded in favor of a more appropriate method. Our Adviser seeks to stay informed of the creation of new markets or the occurrence of private transactions that would be relevant to the fair value of investments held by the Company. However, due to the nature of these private market transactions, our Adviser will not always become aware of such developments. Our Adviser will incorporate relevant market transaction information and other relevant data points into the valuation of assets and liabilities from the point in time when it becomes aware of the new information. Such data points will generally not be retroactively applied to prior period valuations.

Income Approach

As an alternative to the market approach, the income approach may be used to value equity investments in private companies where recent observable market transactions are not available. The income approach converts future amounts (for example, cash flows or income and expenses) to a single current (that is generally discounted) amount. When the income approach is used, the fair value measurement reflects current market expectations about those future amounts. While the market approach is preferred as the most reliable indication of fair value, certain of the Company’s investments may require alternative valuation methodologies if an observable market transaction has not occurred for an extended period of time.

In all cases, our Adviser will consider the facts and circumstances and retains the right, in its sole judgement and discretion, to apply alternative valuation techniques as it deems fit to approximate the fair value of any investment in keeping with the intent of ASC 820.

ASC 820 prioritizes the use of observable market prices derived from such prices. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

•

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. An active market is defined as a market in which transactions for the financial instrument occur with sufficient pricing information on an ongoing basis. Equity securities, including preferred stock, that are traded on major securities exchanges and publicly traded equity options are generally valued using Level 1 inputs.

•

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices. Level 2 inputs include: (i) quoted prices for similar instruments in active markets; (ii) quoted prices for identical or similar instruments in markets that are not active; (iii) inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs); and (iv) inputs other than quoted prices that are observable for the instrument. Loans and debt securities where there is an observable secondary trading market and through which pricing inputs are available through pricing services or broker quotes generally are valued using Level 2 inputs. Instruments valued using Level 2 inputs will be priced based on bid-ask prices that can be observed in the marketplace. It is not required that fair value always be a predetermined point in the bid-ask range. The policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets the best estimate of fair value.

•

Level 3: Unobservable inputs for the asset or liability. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation. Tightly-held bank debt positions, where there are no broker quotes available, would be valued using Level 3 inputs such as internally-generated pricing models.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs.

The Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

The estimate of fair value will be undertaken in good faith and will be based on the consistent application of a variety of factors in accordance with this policy, with the objective being to determine the approximate value that would be received upon the current sale of the instrument or paid to transfer the instrument in an orderly transaction between market participants at the measurement date. Due to the inherent uncertainty in the valuation process, however, the Company’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates.”

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2023, the Company had deferred financing costs of $4.3 million. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. The Company’s cash and cash equivalents are held at the Company’s custodian. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. The Company deposits its cash and cash equivalents with financial institutions and, at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2023, all of the Company’s $67.7 million cash and cash equivalents were held in Dreyfus Treasury Obligations Cash Management (“Dreyfus Cash Management”), which is a money market fund registered under the 1940 Act and managed in accordance with the requirements of Rule 2a-7 thereunder. Dreyfus Cash Management had a 7-day yield of 5.3% as of December 31, 2023.

Income Taxes

The Company intends to elect to be treated as a RIC under the Code beginning with the period ended December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders (“Stockholders”) as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Stockholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company will accrue excise tax on estimated undistributed taxable income as required.

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its Stockholders. Distributions to Stockholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of dividends and other distributions on behalf of Stockholders, unless a Stockholder elects to receive cash distributions. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, then the Stockholders who have not ‘opted out’ of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s Common Stock, rather than receiving the cash distribution.

Stockholders who receive dividends and other distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as Stockholders who elect to receive their distributions in cash. Since a participating Stockholder’s cash distributions will be reinvested, however, such Stockholder will not receive cash with which to pay any applicable taxes on reinvested distributions. A Stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or other distribution from the Company will generally be equal to the total dollar amount of the distribution payable to the Stockholder. Any stock received in a dividend or other distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the Stockholder’s account.

Organizational and Offering Costs

Organizational and offering costs consist primarily of legal fees and other costs of organizing the Company. Organizational costs to establish the Company were expensed on the Company’s Consolidated Statement of Operations as incurred. Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period.

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. As of December 31, 2023, the Company has incurred organizational costs of $3.1 million and amortized offering costs of $0.3 million which the Adviser has elected to pay, subject to conditional reimbursement by the Company as described below in Note 3, pursuant to the Expense Support Agreement (as defined below). As of December 31, 2023, the total amount owed to the Company from the Adviser (including expenses payable under the Administration Agreement as defined below and described in Note 3) is included in expense reimbursement receivable in the Consolidated Statement of Assets and Liabilities and the total amount owed to affiliates is included in due to affiliate in the Consolidated Statement of Assets and Liabilities.

New Accounting Pronouncement

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On September 6, 2023, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), pursuant to which, among other things, the Adviser will manage the investment and reinvestment of the assets of the Company. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Directors or by the holders or a majority of the outstanding voting securities of the Company (as such term is defined in the 1940 Act) and, in each case, a majority of the members of the Board of Directors who are not “interested persons” as defined in the 1940 Act of the Company or the Adviser (the “Independent Directors”). In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement upon 60 days’ written notice. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

Under the Investment Advisory Agreement, the Company will pay the Adviser a fee for its investment advisory and management services consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the investors.

Management Fee

The Management Fee is payable quarterly in arrears. The Management Fee is payable at an annual rate of 0.75% (1.00% in the event of a listing of the Company’s shares of Common Stock on a national securities exchange (an “Exchange Listing”)) of the average value of gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters.

The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases of the Common Stock during the relevant calendar quarter.

During the period ended December 31, 2023, the Management Fee was $0.1 million, all of which was unpaid as of December 31, 2023.

Incentive Fee

The Company will pay to the Adviser an Incentive Fee that will consist of two parts: an Investment Income Incentive Fee and a Capital Gains Incentive Fee. The Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 10% (17.5% in the event of an Exchange Listing) of “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.5% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and a “catch-up” feature.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred stock, but excluding the Incentive Fee). These calculations shall be appropriately adjusted for any share issuances or repurchases during the quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter).

Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, expressed as a rate of return on the value of the Company’s net assets at the beginning of the immediately preceding calendar quarter, will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.0% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the beginning of the immediately preceding calendar quarter.

The Company will pay the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

•	No Investment Income Incentive Fee is payable to the Adviser in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Amount for such calendar quarter;

•

100% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Amount but is less than 1.6667% (1.8182% in the event of an Exchange Listing) for that calendar quarter is payable to the Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income as the “catch-up”; and

•

10% (17.5% in the event of an Exchange Listing) of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.6667% (1.8182% following an Exchange Listing) in any calendar quarter is payable to the Adviser.

The Capital Gains Incentive Fee will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10% (17.5% following an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

As of December 31, 2023 and for the period then ended, the Company did not accrue any income based incentive fee or capital gains incentive fee.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with 26North Direct Lending Administration LLC (the “Administrator”), an affiliate of the Adviser. The principal executive office of the Administrator is located at 600 Madison Avenue, 26th Floor, New York, NY 10022. The Administrator provides the administrative services necessary for the Company to operate pursuant to the Administration Agreement.

Under the terms of the Administration Agreement the Administrator performs (or oversees, or arranges for, the performance of) administrative services, which includes providing office facilities, equipment, clerical, accounting, bookkeeping and record keeping services; conducting relations with sub-administrators, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable; making reports to the Board of Directors of its performance of services; and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Company as it shall determine to be desirable; maintaining financial, accounting and other records of the Company; preparing reports to Stockholders and reports and other materials filed with the SEC or any other regulatory authority; managing the payment of expenses; providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance; assisting the Company in determining and publishing (as necessary or appropriate) our net asset value; overseeing the preparation and filing of our tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Administrator (and/or one or more of its affiliates) for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate certain of its obligations under the Administration Agreement to an affiliate and/or to a third party and the Company will reimburse the Administrator (or relevant affiliate(s)) for any services performed for the Company by such affiliate or third party. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

Unless earlier terminated, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year to year if approved annually by the Board of Directors or by the holders of a majority of the outstanding voting securities of the Company (as such term is used in the 1940 Act) and, in each case, a majority of the Independent Directors. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

For the period from October 1, 2023 to December 31, 2023, the Company has incurred expenses payable under the Administration Agreement of $1.3 million, which the Adviser has elected to pay, subject to conditional reimbursement by the Company as described below, pursuant to the Expense Support Agreement (as defined below).

The Administrator, on behalf of the Company and at the Company’s expense, may retain one or more service providers that may or may not also be affiliates of 26North to serve as sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for the Company. Any fees the Company pays, or indemnification obligations the Company undertakes, in respect of the Administrator and those other service providers that are 26North affiliates, will be set at arm’s length and approved by the Independent Directors. The Administrator entered into a sub-administration agreement with SEI Global Services, Inc. (“SEI”) pursuant to which SEI will receive compensation for its services.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser may elect to pay certain Company expenses on the Company’s behalf (“Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees. Any Expense Payment that the Adviser commits to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. These payments are subject to conditional reimbursement by the Company as described below.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s Stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed; provided, that the Company shall have commenced operations prior to making any such payments. Any payments required to be made by the Company under the Expense Support Agreement are referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the

Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any applicable calendar quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

As of December 31, 2023, the amount of expense support payments provided by the Adviser was $6.4 million. For the period from October 1, 2023 to December 31, 2023 the amount of expense support payments provided by the Adviser was $3.5 million. For the period ended December 31, 2023, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Trademark License Agreement

The Company has entered into a Trademark License Agreement (the “License Agreement”) with 26North Partners LP, pursuant to which the Company has been granted a non-exclusive license to use the names “26N” and “26North.” Under the License Agreement, the Company has a right to use the 26N and 26North names for so long as the Adviser or one of its affiliates remains the investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “26N” or “26North” name or logo.

Resource Sharing Agreement

The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with 26North, pursuant to which 26North will provide the Adviser with experienced investment professionals and access to the resources of 26North so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of 26North’s investment professionals.

4. INVESTMENTS

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
First Lien Senior Secured	$52,628	$52,566

Total investments	$52,628	$52,566

The industry composition of investments at fair value was as follows:

December 31, 2023
Diversified Financial Services	47.4%
IT Services	52.6%

Total	100%

The geographic composition of investments at cost and fair value was as follows:

December 31, 2023
United States	100.0%

Total	100.0%

5. FAIR VALUE MEASUREMENTS

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2023 (amounts in thousands):

Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured	$—	$—	$52,566	$52,566
Cash and Cash Equivalents	67,664	—	—	67,664

Total Portfolio Investments, Cash and Cash Equivalents	$67,664	$—	$52,566	$120,230

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the period October 1 to December 31, 2023 (amount in thousands):

Period Ended December 31, 2023:	First Lien Senior Secured	Total
Fair value, beginning of period	$—	$—
Purchase of investments (including PIK, if any)	52,597	52,597
Proceeds from principal repayments and sales of investments	—	—
Amortization of premium/accretion of discount, net	31	31
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(62)	(62)
Transfers out of Level 3
Transfers to Level 3

Fair value, end of period	$52,566	$52,566

Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at December 31, 2023	(62)	(62)

The table below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2023 (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of 12/31/23	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured	$52,566	Income Approach	Discount Rate	11.17% - 11.36%	11.26%

	$52,566

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023, the Company’s asset coverage ratio was 234.5%.

The Company’s outstanding debt obligations as of December 31, 2023 were as follows (in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Maturity Date
JPM Facility	$200,000	$52,250	$147,750	10/18/2028

Total	$200,000	$52,250	$147,750

(1)	The unused portion is the amount upon which commitment fees are based, if any.

For the Period Ended December 31, 2023
Stated interest expense	$273
Unused/undrawn fees	195
Amortization of deferred financing costs	135

Total interest expense	$603

Average borrowings	$13,114
Weighted average interest rate (1)	14.15%
Amortization of deferred financing costs	4.08%

Total borrowing costs	18.23%

(1)	Calculated as the sum of stated interest expense and unused/undrawn fees divided by the average borrowings during the period. This number represents an annualized amount.

On October 18, 2023 the Company entered into, through the Financing SPV, a Loan and Security Agreement by and among the Company, the Financing SPV, JPMorgan Chase Bank, National Association, as lender and administrative agent for the lender parties providing for a senior secured revolving credit facility to the Financing SPV of $200 million (the “JPM Facility”). The JPM Facility size is increasable to up to $800 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded Capital Commitments and other loan collateral including the Financing SPV’s portfolio investments. 26North Direct Lending LP serves as the portfolio manager under the JPM Facility (in such capacity, the “Facility Portfolio Manager”). U.S. Bank Trust Company National Association serves as collateral agent and U.S. Bank National Association serves as securities intermediary. Proceeds from borrowings under the JPM Facility are to be used to facilitate investments and for the timely payment of the Financing SPV’s expenses, and to make certain permitted distributions to the Company.

The JPM Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the JPM Facility are available in U.S. dollars and other permitted currencies. The interest charged on the JPM Facility is based on SOFR, SONIA, SARON, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.75% prior to the earlier of (x) the first day on which the Company has drawn more than one-third of its Capital Commitments and (y) April 18, 2025 and (2) 2.85% thereafter. Under the JPM Facility, the Financing SPV will pay an undrawn fee of (i) during the first nine months of the JPM Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

The obligations of the Financing SPV to the lenders under the JPM Facility are secured by a first priority security interest in the unfunded Capital Commitments to the Company and the related proceeds and all of the Financing SPV’s portfolio investments and other assets.

In connection with the JPM Facility, the Financing SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Facility contains customary events of default for similar financing transactions, including if a change of control of the Financing SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the JPM Facility may declare the outstanding advances and all other obligations under the JPM Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that the Financing SPV obtain the consent of the lenders under the applicable JPM Facility prior to entering into any sale or disposition with respect to portfolio investments.

As of December 31, 2023, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the JPM Facility.

7. COMMITMENTS AND CONTINGENCIES

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of December 31, 2023, the Company had the following unfunded commitments by investment types (amounts in thousands):

	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	September 27, 2024	$1,258	$264
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	September 27, 2030	3,881	(78)

Total			$5,139	$186

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2023, management is not aware of any pending or threatened litigation.

8. NET ASSETS

Subscriptions and Drawdowns

The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.

During the period ended December 31, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2023, the Company had received Capital Commitments totaling $1,403.0 million ($1,332.7 million remaining undrawn), of which $101.9 million ($96.7 million remaining undrawn) are from affiliates of the Adviser.

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns during the period ended December 31, 2023:

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds
September 7, 2023	1,000	$25
October 11, 2023	1,661,350	41,534
December 22, 2023	1,149,288	28,732

Total	2,811,638	$70,291

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT

During the period ended December 31, 2023, no distributions had been declared or paid by the Company.

With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for Stockholders. As a result, in the event of a declared dash distribution or other distribution, each Stockholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of Common Stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

For the period ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$0
Weighted average shares of common stock outstanding
(basic and diluted)	1,606,691
Earnings (loss) per share	$0.00

11. TAX INFORMATION

During the period ended December 31, 2023, the Company reclassified amounts from undistributed ordinary income or accumulated realized gains (losses) to additional paid-in capital for book purposes, as follows (amounts in thousands):

2023
Undistributed net investment income (distributions in excess of investment income)	$2
Accumulated net realized gain (loss)	—
Paid-in capital	(2)

As of December 31, 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and permanent book or tax differences arising during the period (amounts in thousands).

2023
Accumulated capital gains	$—
Other temporary differences	—
Undistributed ordinary income	64
Unrealized appreciation (depreciation)	(62)

Components of distributable earnings	$2

Taxable income for the period ended December 31, 2023, appears as follows (amounts in thousands, except share and per share data):

2023
Taxable income	$64
Taxable income, per share	0.04
Taxable net realized gains (losses)	—
Taxable net realized gains, per share	—
Weighted average shares of common stock outstanding	1,606,691

The aggregate gross unrealized appreciation and depreciation of the Company’s investment over cost for U.S. federal income tax purposes appears as follows (amounts in thousands):

2023
Gross unrealized appreciation	$—
Gross unrealized depreciation	(62)

Net unrealized appreciation (depreciation)	$(62)

Tax cost of investments	$52,628

For the period ended December 31, 2023, the Company accrued excise tax of $0.002 million. The Company did not pay excise tax for the period ended December 31, 2023.

In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations.

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2023 federal tax year for the Company remain subject to examination by the Internal Revenue Service. The 2023 state tax year for the Company remain subject to examination by the state taxing authorities.

12. FINANCIAL HIGHLIGHTS

October 1, 2023 to December 31, 2023 (1)
Per share data: (1)
Net asset value, beginning of period	$25.00
Net investment income (loss)	0.04
Net realized and unrealized gain (loss)	(0.04)

Net increase (decrease) in net assets from operations	—
Distributions declared (2)	—

Total increase (decrease) in net assets	—

Net asset value, end of period	$25.00

Shares Outstanding, end of period	2,811,638
Total Return (3)	0.00%
Ratios
Ratio of net expenses to average net assets (4)	14.10%
Ratio of net investment income (loss) to average net assets (4)	0.62%
Portfolio turnover rate (5)	0.00%
Supplemental Data
Net Assets, end of period	$70,291
Weighted average shares outstanding	1,606,691
Total capital commitments, end of period	$1,403,018
Average debt outstanding	$13,114
Asset coverage ratio	234.5%
Ratio of total contributed capital to total committed capital, end of period	5.01%

(1)

Period beginning after the date of the financial statements included in the Registration Statement on Form 10. Per share amounts are calculated based on the weighted average shares outstanding during the period.

(2)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(3)

Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.

(4)

Amounts are annualized except for organizational costs and expense support amounts relating to organizational costs. For the period ended December 31, 2023, the ratio of total operating expenses to average net assets was 39.29%, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented 25.19% of average net assets.

(5)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.

13. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the period ended December 31, 2023.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC.

ITEM 9B. OTHER INFORMATION

On March 5, 2024, Arthur M. Wrubel, a Class III Director of the Company, informed the Board of his resignation as a member of the Board, a member of the Audit Committee and a member and Chairperson of the Nominating and Governance Committee, effective the same day upon acceptance by the Board. Mr. Wrubel’s resignation was not due to a disagreement with the Company on any matter relating to its operations, policies, or practices. The Board accepted Mr. Wrubel’s resignation at a meeting held on March 5, 2024.

On March 5, 2024, the Board appointed Wendell E. Pritchett to serve as a member of the Board, the Audit Committee and the Nominating and Governance Committee, and as Chair of the Nominating and Governance Committee.

Dr. Pritchett will serve as a Class III Director of the Company, for a term that will expire at the Company’s 2026 Annual Meeting of Stockholders and until his successor is duly elected and qualified in accordance with the Company’s organizational documents. The Board determined that Dr. Pritchett is not an “interested person” (as defined under Section 2(a)(19) of the Investment Company Act of 1940, as amended) of the Company or the Adviser, and meets the independence provisions promulgated by the SEC in Rule 10A-3 of the Exchange Act.

There are no arrangements or understandings between Dr. Pritchett and any other persons pursuant to which he was selected as a director. There are no family relationships between Dr. Pritchett and any director or executive officer of the Company. Other than as disclosed herein, Dr. Pritchett does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In accordance with the compensation paid to Independent Directors of the Company, Dr. Pritchett will receive an annual retainer of $70,000 for service on the Board and an additional annual retainer of $10,000 for service as the Chair of the Nominating and Governance Committee.

In connection with his appointment to the Board, Dr. Pritchett has entered into the Company’s standard form of indemnification agreement for directors and officers.

Dr. Pritchett is the Riepe Presidential Professor of Law and Education at the University of Pennsylvania. Dr. Pritchett served as the Interim President of the University of Pennsylvania from February 2022 to June 2022, and as the University Provost from 2017 to 2021. Dr. Pritchett first joined the University of Pennsylvania Carey Law School faculty in 2002 and served as Interim Dean and Presidential Professor from 2014 to 2015 and as associate dean for academic affairs from 2006 to 2007. Dr. Pritchett also served as Chancellor of Rutgers-Camden from 2009 to 2014. During the past 15 years, Dr. Pritchett has served in various leadership roles at nonprofit organizations. He has served as a member of the board of directors of Toll Brothers, Inc., a publicly traded real estate development company, since March 2018 and Clarivate plc, a publicly traded information services company, since July 2022. Dr. Pritchett earned his Ph.D. in history from the University of Pennsylvania in 1997, a J.D. from Yale Law School in 1991 and a B.A. in political science from Brown University in 1986.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item with respect to security ownership of certain beneficial owners is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December  31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 77 of this Annual Report.

(2)

Financial Statements Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements included in this Annual.

(3)	Exhibits—The following is a list of all exhibits filed as part of this Annual Report, including those incorporated by reference.

3.1 Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)

4.1 Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)

4.2 Description of Securities*

10.1 Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)

10.2 Administration Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)

10.3 Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)

10.4 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)

10.5 Custody Agreement and Foreign Custody Manager Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)

10.6 Trademark License Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)

10.7 Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)

10.8 Loan and Security Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)

14.1 Joint Code of Ethics of the Company and Adviser (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)

14.2 Code of Ethics and Business Conduct*

21.1 List of Subsidiaries*

31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2024	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2024.

/s/ Brendan McGovern	Chair of the Board, Chief Executive Officer and President
Brendan McGovern	(Principal Executive Officer)

/s/ Jonathan Landsberg	Chief Financial Officer and Treasurer
Jonathan Landsberg	(Principal Financial and Principal Accounting Officer)

/s/ Patrick Sullivan	Director
Patrick Sullivan

/s/ Wendell E. Pritchett	Director
Wendell E. Pritchett