Form 10-Q
period 2024-03-31
26North BDC, Inc.
filed 2024-05-10
CIK 1950976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number
000-56594

26North BDC, Inc.
(
Exact Name of Registrant as Specified in Its Charter)

Maryland	93-2305832
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Madison Avenue, 26 th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (212)
224-0626

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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
of the Act). YES ☐ NO ☒
As of March 31, 2024 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 10, 2024 was 5,800,895.

26NORTH BDC, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this Report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the period ended December 31, 2023 (the “Annual Report”) and in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Report could have a material adverse effect on our business, results of operations and financial position.

•	our future operating results;

•	our ability to source investment opportunities;

•	our inability to control the business operations of our portfolio companies, and potential inability to dispose of our interests in our portfolio companies;

•	our use of borrowed money to finance a portion of our investments;

•	provisions of a credit facility or other borrowings that may limit discretion in operating our business;

•	the impact of high rates of inflation;

•	changes in the general interest rate environment;

•	our use of total return swaps and related risks similar to those associated with the use of leverage;

•	the discontinuation of the London Interbank Offered Rate and use of alternative reference rates;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	the impact of competition for investment opportunities;

•	the outcome and impact of any litigation or regulatory proceeding;

•	our dependence on our and third parties’ communications and information systems;

•	the impact of cybersecurity risks, cyber incidents, corruption of confidential information on us or our portfolio companies;

•	our ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;

•	our ability to manage the impact of any changes to current operating policies, investment criteria or strategies;

•	any changes to the anticipated timing or manner of liquidity events;

•	the ability of the Adviser to manage and support our investment process;

•	actual and potential conflicts of interest with the Adviser;

•	our access to confidential information which may restrict our ability to take action with respect to some investments;

•	restrictions on our ability to enter into transactions with our affiliates;

•	our ability to make investments that could give rise to a conflict of interest;

•	the risks associated with indemnity provisions in some of our agreements;

•	actual and potential conflicts associated with investments by 26North employees in us;

•	the Adviser’s compliance with pay-to-play laws, regulations and policies;

•	our ability to find or replace our administrator or sub-administrator(s) in the event of a resignation;

•	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	regulations governing our operations as a BDC and RIC which impact our ability to raise capital or borrow for investment purposes;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, and the rules and regulations issued thereunder;

•	our ability to manage risks associated with leverage and investing in middle-market companies and common or preferred equity securities;

•	the effect of changes to tax legislation and our tax position;

•	the tax status of the enterprises in which we may invest;

•	our ability and the ability of our portfolio companies to manage risks associated with an economic downturn and the time period required for robust economic recovery therefrom;

•	a contraction of available credit and/or an inability to access capital markets or additional sources of liquidity;

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

•	other risks, uncertainties and other factors previously identified in our other filings with the Securities and Exchange Commission (the “SEC”) that we make from time to time.

Any forward-looking statement made by us in this Report speaks only as of the date of this Report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Report because we are an investment company.

Unless indicated otherwise in this Report or the context so requires, references to “Company,” “we,” “us,” and “our” mean 26North BDC, Inc. The terms “26N” and “26North” refer collectively to 26North Partners LP and its subsidiaries and affiliated entities. The terms “Adviser” and our “investment adviser” refer to 26North Direct Lending LP, our investment adviser. The terms “Administrator” and our “administrator” refer to 26North Direct Lending Administration LLC, our administrator.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
26North BDC, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023

Assets
Non-controlled/non-affiliated investments at fair value (amortized cost $115,130 and $52,628, respectively)	$114,847	$52,566
Cash and cash equivalents	102,982	67,664
Expense reimbursement receivable	7,890	6,434
Deferred financing costs	3,907	4,121
Subscription receivable	3,481	—
Interest and other income receivable from non-controlled/non-affiliated investments	950	522
Deferred offering costs	801	1,194
Prepaid assets	114	168

Total Assets	$234,972	$132,669

Liabilities
Debt	77,730	52,250
Other liabilities and accrued expenses	4,918	4,443
Accrued organizational costs	2,812	2,842
Accrued administrative services expense payable	2,524	2,012
Interest payable	556	468
Due to affiliate	407	273
Management fees payable	170	90

Total Liabilities	$89,117	$62,378

Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 5,800,895 and 2,811,638 shares issued and outstanding, respectively)	$6	$3
Additional paid-in capital	145,016	70,288
Distributable earnings (loss)	833	—

Total Net Assets	$145,855	$70,291

Total Liabilities and Net Assets	$234,972	$132,669

Net asset value per share	$25.14	$25.00
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

For the Three Months Ended March 31, 2024

Investment Income
From non-controlled/non-affiliated investments:
Interest income	$2,655
Other income	196

Total Investment Income	2,851
Expenses
Interest and other debt expenses	976
Professional fees	890
Administrative service expenses	512
Offering costs	393
Other general and administrative expenses	312
Management fees	170

Total expenses	$3,253

Less: Expense support (Note 3)	(1,456)

Net expenses	1,797

Net investment income before excise tax	1,054
Excise tax expense	—

Net investment income after excise tax	1,054
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(221)

Net change in unrealized appreciation (depreciation)	(221)

Net realized and unrealized gain (loss)	(221)

Net Increase (Decrease) in Net Assets Resulting from Operations	$833

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.35
Earnings (loss) per share (basic and diluted)	$0.27
Weighted average shares of common stock outstanding (basic and diluted)	3,041,581
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts )
(Unaudited)

	Common Shares		Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Value

Balance, December 31, 2023	2,811,638	$3	$70,288	$—	$70,291
Operations:
Net investment income	—	—	—	1,054	1,054
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(221)	(221)
Net increase (decrease) in net assets resulting from operations	—	—	—	833	833

Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	—	—	—
Issuance of shares	2,989,257	3	74,728	—	74,731
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—

Net increase (decrease) for the period	2,989,257	3	74,728	—	74,731

Balance, March 31, 2024	5,800,895	$6	$145,016	$833	$145,855

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

For the Three Months Ended March 31, 2024

Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$833

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(62,453)
Net change in unrealized (appreciation) depreciation on investments	221
Net accretion of discount	(49)
Amortization of deferred financing costs	214
Amortization of deferred offering costs	393
Changes in operating assets and liabilities:
Expense reimbursement receivable	(1,456)
Interest and other income receivable from non-controlled/non-affiliated investments	(428)
Subscription receivable	(3,481)
Prepaid assets	54
Accrued organizational costs	(30)
Accrued administrative services expense payable	512
Other liabilities and accrued expenses	475
Interest payable	88
Due to affiliate	134
Management fees payable	80

Net cash provided by (used for) operating activities	(64,893)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	74,731
Borrowings on debt	77,730
Payment of debt	(52,250)

Net cash provided by (used for) financing activities	100,211
Net increase (decrease) in cash and cash equivalents	35,318

Cash and cash equivalents, beginning of period	67,664

Cash and cash equivalents, end of period	$102,982

Supplemental disclosure of cash flow and non-cash activities:
Interest paid during the period	$674
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Schedule of Investments as of March 31, 2024
(in thousands)
(Unaudited)

Portfolio Company (1)(6)	Investment Type	Industry	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments
Azurite Intermediate Holdings, Inc .(2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	11.826%	03/19/2031	$5,708	$5,623	$5,623	3.85%
Azurite Intermediate Holdings, Inc. (2)(3)(7)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.500%		03/19/2031	—	(97)	(195)	(0.13)%
Azurite Intermediate Holdings, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.500%		03/19/2031	—	(31)	(31)	(0.02)%
CPEX Purchaser, LLC (2)	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	11.331%	03/01/2030	33,042	32,389	32,382	22.20%
CPEX Purchaser, LLC (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%		03/01/2030	—	(194)	(196)	(0.13)%
CPEX Purchaser, LLC (2)(3) (7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%		03/01/2030	—	—	(75)	(0.05)%
Icefall Parent, Inc. (2)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	11.802%	01/25/2030	24,937	24,454	24,438	16.76%
Icefall Parent, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.500%		01/25/2030	—	(46)	(47)	(0.03)%
Penn TRGRP Holdings LLC (2)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	13.059%	09/27/2030	25,225	24,737	24,720	16.95%
Penn TRGRP Holdings LLC (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	13.059%	09/27/2030	677	677	646	0.44%
Penn TRGRP Holdings LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%		09/27/2030	—	(72)	(78)	(0.05)%
Serrano Parent, LLC (2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	11.810%	05/13/2030	28,297	27,690	27,660	18.96%

Total Investments							$115,130	$114,847	78.75%

(1)	All investments are pledged as collateral under the JPM Facility. See Note 6. Borrowings in the Notes to the Consolidated Financial Statements.
(2)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Company’s valuation designee, in accordance with the Company’s valuation policy. See Note 2. Significant Accounting Policies and Note 5. Fair Value Measurements in the Notes to the Consolidated Financial Statements.

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

(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of March 31, 2024, the reference rates for the floating rate loans were the 1 Month SOFR of 5.32%, 3 Month SOFR of 5.35% and 6 Month SOFR of 5.39%.

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying
asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, the Company had no non-qualifying
assets.

(7)	Unfunded loan commitment is subject to a 0.50% unused commitment fee.
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Schedule of Investments as of December 31, 2023
(in thousands)

Portfolio Company (1)(6)	Investment Type	Industry	Reference Rate Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets

Debt Investments
Penn TRGRP Holdings LLC (2)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	13.098%	09/27/2030	$25,225	$24,737	$24,720	35.17%
Penn TRGRP Holdings LLC (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.750%	12.098%	09/27/2030	294	294	264	0.38%
Penn TRGRP Holdings LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%		09/27/2030	—	(75)	(78)	(0.11)%
Serrano Parent, LLC (2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	11.880%	5/12/2030	28,297	27,672	27,660	39.35%

Total Investments							$52,628	$52,566	74.79%

(1)	All investments are pledged as collateral under the JPM Facility. See Note 6. Borrowings in the Notes to the Consolidated Financial Statements.
(2)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Company’s valuation designee, in accordance with the Company’s valuation policy. See Note 2. Significant Accounting Policies and Note 5. Fair Value Measurements in the Notes to the Consolidated Financial Statements.

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

26North BDC, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
March 31, 2024
1. ORGANIZATION
26North BDC, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our”) is incorporated under the laws of the State of Maryland and was formed on
October 13, 2022. The Company commenced operations on October 11, 2023. The Company is an externally managed, non-diversified,
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
The Company established 26N DL Funding 1 LLC (“Financing SPV”) as a wholly-owned direct subsidiary, whose assets are used to secure Financing SPV’s credit facility. Financing SPV is incorporated under the laws of the State of Delaware and was formed on August 4, 2023. As of March 31, 2024, all of the Company’s investments were held at Financing SPV.
On February 28, 2024, the
Company formed a wholly-owned subsidiary, 26North BDC CA SPV, LLC, a Delaware limited liability company (“CA SPV”), which is intended to hold a California finance lenders license. CA SPV is intended to originate loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business. As of March 31, 2024, CA SPV had not commenced operations.
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Company invests primarily in directly originated senior secured loans to middle market companies domiciled in the United States. The Company’s portfolio consists primarily of direct originations of (i) first lien senior secured debt and unitranche debt (including last out portions of such loans) and, to a lesser extent, (ii) second lien senior secured debt and unsecured debt, including mezzanine debt. In connection with its debt investments, the Company is permitted to receive equity warrants or make select equity co-investments.
The Company generally considers middle market companies to consist of companies with between $25 million and $100 million of annual EBITDA, although the Company may from time to time invest in larger or smaller companies.
26North Direct Lending LP, a Delaware limited partnership and subsidiary of 26North Partners LP (together with its affiliates, “26North”), serves as the investment adviser to the Company (the “Adviser”), and is registered as an investment adviser with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, subject to the overall supervision of the board of directors of the Company (the “Board” or the “Board of Directors”), will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.
The Company has conducted and from time to time may conduct private offerings (each, a “Private Offering”) of the Company’s shares of common stock, par value $0.001 (“Common Stock”) in the United States to “accredited investors” within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”), and outside the United States in accordance with Regulation S or Regulation D promulgated under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the current Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s Common Stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed
basis each time the Company delivers a drawdown notice.
On September 7, 2023, the Adviser purchased 1,000 shares of Common Stock at a price of $25.00 per share as the Company’s initial capital. The Company completed its initial closing on
Capital Commitments
on
October 2, 2023, in connection with the reorganization of 26N Direct Lending Fund LP, a private fund that was not registered under the 1940 Act or the 1934 Act, with and into the Company (the “Reorganization”). After the Reorganization was effected, the Company called
$41.5 million of capital from investors in exchange for 1,661,350 of the Company’s shares of Common Stock. The shares of Common Stock were issued on October 11, 2023, and the Company commenced operations on such date.
On October 18, 2023, the Company commenced its loan origination and investment activities.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation
S-X.
Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the period ended December 31, 2023, included in the Company’s annual report on Form
10-K,
which was filed with the SEC on March 8, 2024 (the “Annual Report”). The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.
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
The Company consolidated the results of the Company’s wholly-owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2024, the Company’s only consolidated subsidiary was Financing SPV.
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
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees, if any, are recognized as income when earned or the services are rendered.
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
Non-accrual
loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual
status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and for the three months then ended, no loans in the portfolio were on non-accrual
status.
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

•
Level 3: Unobservable inputs for the asset or liability. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation. Tightly held bank debt positions, where there are no broker quotes available, would be valued using Level 3 inputs such as internally generated pricing models.

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
The estimate of fair value will be undertaken in good faith and will be based on the consistent application of a variety of factors in accordance with this policy, with the objective being to determine the approximate value that would be received upon the current sale of the instrument or paid to transfer the instrument in an orderly transaction between market participants at the measurement date. Due to the inherent uncertainty in the valuation process, however, the Company’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned. See “
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
.”
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2024 and December 31, 2023, the Company had deferred financing costs of $3.9 million and $4.3 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. The Company’s cash and cash equivalents are held at the Company’s custodian. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. The Company deposits its cash and cash equivalents with financial institutions and, at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2024 and December 31, 2023, all of the Company’s $103.0 million and $67.7 million cash and cash equivalents, respectively, were held in Dreyfus Treasury Obligations Cash Management (“Dreyfus Cash Management”), which is a money market fund registered under the 1940 Act and managed in accordance with the requirements of Rule
2a-7
thereunder. Dreyfus Cash Management had a
7-day
yield
of 5.2% and 5.3% as of March 31, 2024 and December 31, 2023, respectively.
Income Taxes
The Company intends to elect to be treated as a RIC under the Code beginning with the tax year ended December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders (“Stockholders”) as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.
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
Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. The Company’s initial organizational costs of $3.1 million
were expensed as incurred during the year ended December 31, 2023, which the Adviser has elected to pay, subject to conditional reimbursement by the Company as described below in Note 3, pursuant to the Expense Support Agreement (as defined below). For the three months ended March 31, 2024, the Company expensed offering costs of $0.4 million, which the Adviser has elected to pay, subject to conditional reimbursement by the Company pursuant to the Expense Support Agreement (as defined below). The total amount owed to the Company from the Adviser (including expenses payable under the Administration Agreement as defined below and described in Note 3) is included in expense reimbursement receivable in the Consolidated Statement of Assets and Liabilities and the total amount owed to affiliates is included in due to affiliate in the Consolidated Statement of Assets and Liabilities.
New Accounting Pronouncement
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. There has been no material impact of these standards on the Company’s financial position, results of operations or cash flows.
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
The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases of the Common Stock during the relevant calendar quarter. For the quarter ended December 31, 2023, our first quarter-end following the commencement of operations, the Management Fee was calculated based on the value of our gross assets as of such quarter-end.
For the three months ended March 31, 2024, the Management Fee was $0.2 million, all of which was unpaid as of March 31, 2024.
Incentive Fee
The Company pays to the Adviser an Incentive Fee that consists of two parts: an “Investment Income Incentive Fee” and a “Capital Gains Incentive Fee”. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and equals

10
% (
17.5
% in the event of an Exchange Listing) of
“Pre-Incentive
Fee Net Investment Income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of
1.5
% (i.e.,
6.0
% annualized), or “Hurdle,” measured on a quarterly basis and a
“catch-up”
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
Pre-Incentive
Fee Net Investment Income for the immediately preceding calendar quarter, expressed as a rate of return on the value of the Company’s net assets at the beginning of the immediately preceding calendar quarter, is compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of
1.50% per quarter (6.0
% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the beginning of the immediately preceding calendar quarter.
The Company pays the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

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

The Capital Gains Incentive Fee is an annual fee that is determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10% (17.5% following an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

As of March 31, 2024 and for the three months then ended, the Company did not accrue any Investment Income Incentive Fee or Capital Gains Incentive Fee.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with 26North Direct Lending Administration LLC (the “Administrator”), an affiliate of the Adviser. The principal executive office of the Administrator is located at 600 Madison Avenue, 26 th
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
For the three months ended March 31, 2024, the Company has incurred expenses payable under the Administration Agreement of $0.5 million, which the Adviser has elected to pay, subject to conditional reimbursement by the Company as described below, pursuant to the Expense Support Agreement (as defined below).
The Administrator, on behalf of the Company and at the Company’s expense, may retain one or more service providers that may or may not also be affiliates of 26North to serve as sub-administrator,
custodian, accounting agent, investor services agent, transfer agent or other service provider for the Company. Any fees the Company pays, or indemnification obligations the Company undertakes, in respect of the Administrator and those other service providers that are 26North affiliates, will be set at arm’s length and approved by the Independent Directors. The Administrator entered into a sub-administration
agreement with SEI Global Services, Inc. (“SEI”) pursuant to which SEI receives compensation for its services.
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
As of March 31, 2024, the amount of expense support payments provided by the Adviser was $7.9 million. For the three months ended March 31, 2024, the amount of expense support payments provided by the Adviser was $1.5 million. For the three months ended March 31, 2024, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.
Co-Investment
Activity
On November 15, 2023, the Company and certain of its affiliates were granted an exemptive order by the SEC (the “Order”) to co-invest
alongside other funds managed and controlled by the Adviser and its affiliates, in a manner consistent with the Company’s investment objective, policies and restrictions as well as applicable regulatory requirements. The Company relies on the Order to co-invest
with other funds managed and accounts by the Adviser or its affiliates in a manner consistent with the Order. Pursuant to the Order, the Company generally is permitted to co-invest
with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment
transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and the Stockholders and do not involve overreaching of the Company or the Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Stockholders and is consistent with the Company’s investment objective and strategies, and (3) the investment by the Company’s affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing.
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

4. INVESTMENTS
The
following tables summarize the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Senior Secured	$115,130	$114,847	$52,628	$52,566

Total investments	$115,130	$114,847	$52,628	$52,566

The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Diversified Financial Services	43.2%	47.4%
IT Services	28.8%	52.6%
Software	28.0%	0.0%

Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024	December 31, 2023
United States	100.0%	100.0%

Total	100.0%	100.0%

5. FAIR VALUE MEASUREMENTS
The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$114,847	$114,847
Cash and Cash Equivalents	102,982	—	—	102,982

Total Portfolio Investments, Cash and Cash Equivalents	$102,982	$—	$114,847	$217,829

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$52,566	$52,566
Cash and Cash Equivalents	67,664	—	—	67,664

Total Portfolio Investments, Cash and Cash Equivalents	$67,664	$—	$52,566	$120,230

The below tables present a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2024 and for the period October 1 to December 31, 2023 (amount in thousands):

Three Months Ended March 31, 2024:	First Lien Senior Secured	Total
Fair value, beginning of period	$52,566	$52,566
Purchase of investments (including PIK, if any)	62,453	62,453
Proceeds from principal repayments and sales of investments	—	—
Amortization of premium/accretion of discount, net	49	49
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(221)	(221)
Transfers out of Level 3	—	—
Transfers to Level 3	—	—

Fair value, end of period	$114,847	$114,847

Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at March 31, 2024	$(221)	$(221)

Period Ended December 31, 2023:	First Lien Senior Secured	Total
Fair value, beginning of period	$—	$—
Purchase of investments (including PIK, if any)	52,597	52,597
Proceeds from principal repayments and sales of investments	—	—
Amortization of premium/accretion of discount, net	31	31
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(62)	(62)
Transfers out of Level 3	—	—
Transfers to Level 3	—	—

Fair value, end of period	$52,566	$52,566

Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at December 31, 2023	$(62)	$(62)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2024 and December 31, 2023, respectively (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of 3/31/24	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)

First Lien Senior Secured	$114,847	Income Approach	Discount Rate	11.65% - 12.40%	11.88%

	$114,847

Asset Class	Fair Value as of 12/31/23	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)

First Lien Senior Secured	$52,566	Income Approach	Discount Rate	11.17% - 11.36%	11.26%

	$52,566

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

6. BORROWINGS
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31
,
2023, the Company’s asset coverage ratio was 287.6% and 234.5%, respectively.
The Company’s outstanding debt obligations as of March 31, 2024 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Maturity Date
JPM Facility	$200,000	$77,730	$122,270	10/18/2028

Total	$200,000	$77,730	$122,270

The Company’s outstanding debt obligations as of December 31, 2023 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Maturity Date
JPM Facility	$200,000	$52,250	$147,750	10/18/2028

Total	$200,000	$52,250	$147,750

(1)	The unused portion is the amount upon which commitment fees are based, if any.

For the Three Months Ended March 31, 2024

Stated interest expense	$521
Unused/undrawn fees	241
Amortization of deferred financing costs	214

Total interest expense	$976

Average borrowings	$25,508
Weighted average interest rate (1)	11.98%
Amortization of deferred financing costs	3.36%

Total borrowing costs	15.34%

(1)	Calculated as the sum of stated interest expense and unused/undrawn fees divided by the average borrowings during the period. This number represents an annualized amount.
Revolving Credit Facility
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
As of March 31, 2024, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the JPM Facility.
7. COMMITMENTS AND CONTINGENCIES
Capital Commitments
The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	March 31, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,443,918	$1,298,896	10.04%	$1,403,018	$1,332,727	5.01%

Portfolio Company Commitments
The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of March 31, 2024 and December 31, 2023, the Company had the following unfunded commitments by investment types (amounts in thousands):

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	March 31, 2024	December 31, 2023
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	3/19/2031	$12,973	$—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	—
CPEX Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	03/01/2030	3,727	—
CPEX Purchaser, LLC	First Lien Senior Secured Revolving Loan	03/01/2030	9,818	—
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	01/25/2030	2,375	—
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	09/27/2024	875	1,258
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	09/27/2030	3,881	3,881

Total			$35,725	$5,139

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024, management is not aware of any pending or threatened litigation.
8. NET ASSETS
Subscriptions and Drawdowns
The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.
During the three month
s
ended March 31, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed
basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2024, the Company had received Capital Commitments totaling $1,443.9 million ($1,298.9 million remaining undrawn), of which $102.5 million ($92.1 million remaining undrawn) are from affiliates of the Adviser.
The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns for the three months ended March 31, 2024:

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds

March 25, 2024 (1)	2,989,257	$74,731

Total	2,989,257	$74,731

(1)
On March 15, 2024, the Company issued a capital call and delivered capital drawdown notices totaling $74.7 million, of which $3.5 million was still outstanding as of March 31, 2024 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT
During the three months ended March 31, 2024
, no distributions
were declared or paid by the Company.
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for Stockholders. As a result, in the event of a declared
c
ash distribution or other distribution, each Stockholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of Common Stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

For the Three Months Ended March 31, 2024

Net increase (decrease) in net assets resulting from operations	$833
Weighted average shares of common stock outstanding (basic and diluted)	3,041,581
Earnings (loss) per share	$0.27

11. FINANCIAL HIGHLIGHTS

For the Three Months Ended March 31, 2024
Per share data:
Net asset value, beginning of period	$25.00
Net investment income (loss) (1)	0.35
Net realized and unrealized gain (loss) (2)	(0.21)

Net increase (decrease) in net assets from operations	0.14
Distributions declared (3)	—

Total increase (decrease) in net assets	0.14

Net asset value, end of period	$25.14

Shares Outstanding, end of period	5,800,895
Total Return (4)	0.56%
Ratios
Ratio of net expenses to average net assets (5)	9.48%
Ratio of net investment income (loss) to average net assets (5)	5.56%
Portfolio turnover rate (6)	0.00%
Supplemental Data
Net Assets, end of period	$145,855
Weighted average shares outstanding	3,041,581
Total capital commitments, end of period	$1,443,918
Average debt outstanding	$25,508
Asset coverage ratio	287.6%
Ratio of total contributed capital to total committed capital, end of period	10.04%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	For the three months ended March 31, 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(4)
Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. Total return is for the period indicated and has not been annualized.

(5)
Amounts are annualized except for organizational costs and expense support amounts relating to organizational costs. For the three months ended March 31, 2024, the ratio of total operating expenses to average net assets was
 15.60%, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented 6.12% of average net assets.

(6)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.
12. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2024, except as discussed as below.
As of April 3, 2024
,
the Company received all of the remaining outstanding amount of $3.5 million
related to the capital call issued on March 15, 2024.
On April 23, 2024, the Company accepted additional Capital Commitments of $8.9
million. As of May 10, 2024, the Company had total Capital Commitments of
$1,452.8 million.
On May 7, 2024
,
our Board declared a quarterly dividend of $0.30 per share payable on June 13, 2024 to
Stockholders
of record as of May 31, 2024
.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in this Report.

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Item 6 of this Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview of Our Business

We were formed on October 13, 2022 as a Maryland corporation. On October 11, 2023, we commenced operations and on October 18, 2023, we made our first portfolio company investment. We are externally managed by our Adviser, 26North Direct Lending LP, an investment adviser that is registered with the SEC under the Advisers Act. As an externally managed BDC, we do not have any employees, and our investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay the Adviser for investment and management services pursuant to the terms of the Investment Advisory Agreement. 26North Direct Lending Administration LLC serves as our Administrator. The Administrator provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has entered into a sub-administration agreement with SEI pursuant to which SEI receives compensation for its services.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We invest primarily in directly originated senior secured loans to middle market companies domiciled in the United States. The Company’s portfolio consists primarily of direct originations of (i) first lien senior secured debt and unitranche debt (including last out portions of such loans) and, to a lesser extent, (ii) second lien senior secured debt and unsecured debt, including mezzanine debt. In connection with its debt investments, the Company is permitted to receive equity warrants or make select equity co-investments. We generally consider middle market companies to consist of companies with between $25 million and $100 million of annual EBITDA, although the Company may from time to time invest in larger or smaller companies.

Although we invest primarily in middle market companies domiciled in the United States, we also may from time to time invest, to a lesser extent, in companies domiciled outside of the United States (subject to compliance with BDC requirements to invest at least 70% of our assets in United States companies).

As of March 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments was approximately 11.9% and 12.5%, respectively.

Portfolio Composition

The total value of our investment portfolio was $114.8 million as of March 31, 2024, as compared to $52.6 million as of December 31, 2023. As of March 31, 2024, we had investments in five portfolio companies with an aggregate cost of $115.1 million. As of December 31, 2023, we had investments in two portfolio companies with an aggregate cost of $52.6 million. As of March 31, 2024 and December 31, 2024, the number of our portfolio companies that represented greater than 10% of the total fair value of our investment portfolio was four and two, respectively.

As of March 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$115,130	100%	$114,847	100%

	$115,130	100%	$114,847	100%

As of December 31, 2023, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$52,628	100%	$52,566	100%

	$52,628	100%	$52,566	100%

Investment Activity

During the three months ended March 31, 2024, we made three new investments totaling $62.1 million and made investments in existing portfolio companies of $0.4 million. During the three months ended March 31, 2024, we had no investment realization activity.

Total portfolio investment activity for the three months ended March 31, 2024 was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	Total
Fair value, beginning of period	$52,566	$52,566
New investments	62,453	62,453
Accretion of loan premium/discount net	49	49
Unrealized appreciation (depreciation)	(221)	(221)

Fair value, end of period	$114,847	$114,847

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of March 31, 2024 and December 31, 2023 (amounts in thousands).

	March 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	0.0%	$—	0.0%
Grade 2	114,847	100.0%	52,566	100.0%
Grade 3	—	0.0%	—	0.0%
Grade 4	—	0.0%	—	0.0%

Total Investments	$114,847	100.0%	$52,566	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2024, and December 31, 2023 we had no non-accrual assets.

Results of Operations

For the three months ended March 31, 2024

Comparative financial statements are not presented as we had yet to be capitalized as of March 31, 2023 and had neither incurred expenses nor generated revenues for the three months ended March 31, 2023. We were initially capitalized on September 7, 2023 and commenced our operations on October 11, 2023. The following table represents the operating results for the three months ended March 31, 2024 (amounts in thousands):

Total investment income	$2,851
Net operating expenses	1,797

Net investment income before excise tax	1,054
Excise tax expense	—

Net investment income after excise tax	1,054
Net unrealized appreciation / (depreciation)	(221)

Net increase in net assets resulting from operations	$833

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income

For the Three Months Ended March 31, 2024
Total interest income	$2,655
Total other income	196

Total investment income	$2,851

Investment income for the three months ended March 31, 2024 was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

For the Three Months Ended March 31, 2024
Interest and other debt expenses	$976
Professional fees	890
Administrative service expenses	512
Offering costs	393
Other general and administrative expenses	312
Management fees	170

Total expenses	$3,253

Less: Expense support	(1,456)

Net expenses	$1,797

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. For the three months ended March 31, 2024, the Company incurred $0.9 million in professional fees.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3. Significant Agreements and Related Party Transactions to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three months ended March 31, 2024, the Company incurred $0.5 million of administrative service expenses.

Interest and Other Debt Expenses

Interest and other financing fees for the three months ended March 31, 2024 were attributable to borrowings under the JPM Facility (as discussed below under “Liquidity and Capital Resources”). For the three months ended March 31, 2024, the Company incurred $1.0 million in interest and other debt expenses.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the three months ended March 31, 2024, the Company incurred $0.4 million in offering costs.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three months ended March 31, 2024, the Company incurred $0.3 million in other general and administrative expenses.

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

The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases of our Common Stock during the relevant calendar quarter. For the quarter ended December 31, 2023, our first quarter-end following the commencement of operations, the Management Fee was calculated based on the value of our gross assets as of such quarter-end.

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2024, the Company incurred Management Fees of $0.2 million.

Incentive Fees

We pay to the Adviser an Incentive Fee that consists of two parts. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and equals 10% (17.5% in the event of an Exchange Listing) of “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.5% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and a “catch-up” feature.

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

Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, expressed as a rate of return on the value of our net assets at the beginning of the immediately preceding calendar quarter, is compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.0% annualized) and (ii) our net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the beginning of the immediately preceding calendar quarter.

The Capital Gains Incentive Fee is an annual fee that is determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10% (17.5% following an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

For the three months ended March 31, 2024, the Company did not accrue any Incentive Fees.

Net Unrealized Appreciation

Net unrealized appreciation for the three months ended March 31, 2024 was as follows (amounts in thousands):

Non-Control / Non-Affiliate investments	$(221)

Net unrealized appreciation / (depreciation) on investments	$(221)

For the three months ended March 31, 2024, we recorded net unrealized depreciation on our current portfolio of $0.2 million. The net unrealized depreciation on the Company’s current portfolio was a result of the fair value of the portfolio assets being equal to their original cost, given the recency of origination and stable portfolio performance since origination.

Liquidity and Capital Resources

We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the JPM Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 287.6% as of March 31, 2024.

Cash Flows

For the three months ended March 31, 2024, we experienced a net increase in cash in the amount of $35.3 million. During that period, our operating activities used $64.9 million in cash, consisting primarily of purchases of portfolio investments of $62.5 million. In addition, financing activities provided net cash of $100.2 million, consisting primarily of net borrowings under the JPM Facility of $25.5 million and proceeds from the issuance of Common Stock of $74.7 million. At March 31, 2024, we had $103.0 million of cash and cash equivalents on hand.

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

As of March 31, 2024, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the JPM Facility.

As of March 31, 2024, we had U.S. dollar borrowings of $77.7 million outstanding under the JPM Facility with a weighted average interest rate of 8.07%.

As of March 31, 2024, our future fixed commitments for cash payments were as follows (amounts in thousands):

	Total	2024	2025-2026	2027-2028	2029-Future
JPM Facility borrowings	$77,730	$—	$—	$77,730	$—
Interest and fees on JPM Facility borrowings (1)	49,553	6,398	22,001	19,865	—

Total	$127,283	$6,398	$22,001	$97,595	$—

(1)

Amounts represent (i) credit facility commitment fees calculated on the unused amount, which was $122.3 million as of March 31, 2024 and (ii) interest expense calculated at a rate of 8.07% of outstanding credit facility borrowings, which were $77.7 million as of March 31, 2024.

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

No distributions were declared or paid by the Company during the three months ended March 31, 2024.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of March 31, 2024 and December 31, 2023 was as follows (amounts in thousands):

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	March 31, 2024	December 31, 2023
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	3/19/2031	$12,973	$—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	—
CPEX Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	03/01/2030	3,727	—
CPEX Purchaser, LLC	First Lien Senior Secured Revolving Loan	03/01/2030	9,818	—
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	01/25/2030	2,375	—
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	09/27/2024	875	1,258
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	09/27/2030	3,881	3,881

Total			$35,725	$5,139

Recent Developments

As of April 3, 2024, the Company received all of the remaining outstanding amount of $3.5 million related to the capital call issued on March 15, 2024.

On April 23, 2024, the Company accepted additional Capital Commitments of $8.9 million. As of May 10, 2024, the Company had total Capital Commitments of $1,452.8 million.

On May 7, 2024, the Board declared a quarterly dividend of $0.30 per share payable on June 13, 2024 to holders of record as of May 31, 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Because we have borrowed, and may from time to time borrow, money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. The interest charged on the JPM Facility is a floating rate based on SOFR, SONIA, SARON, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate”). As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

As of March 31, 2024, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2024. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2024, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$2,358	$(1,555)	$803
Up 150 Basis Points	1,768	(1,166)	602
Up 100 Basis Points	1,179	(777)	402
Up 50 Basis Points	589	(389)	200
Down 50 Basis Points	(589)	389	(200)
Down 100 Basis Points	(1,179)	777	(402)
Down 150 Basis Points	(1,768)	1,166	(602)
Down 200 Basis Points	(2,358)	1,555	(803)

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on that evaluation, our President and Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II.

ITEM 1.	LEGAL PROCEEDINGS
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
Investments in the Company involve a high degree of risk. There can be no assurance that our investment objective will be achieved. We believe that there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as previously reported by the Company on its current reports on Form
8-K,
the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act. The Company did not conduct any repurchases of its shares of Common Stock during the three months ended March 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits filed as part of this Report are set forth on the Index to Exhibits, which is incorporated herein by reference.

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

The certifications attached as Exhibit 32.1 accompany this Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2024	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)