Form 10-Q
period 2024-06-30
26North BDC, Inc.
filed 2024-08-09
CIK 1950976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
As of June 30, 2024 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 9, 2024 was 5,832,949.

26NORTH BDC, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
26North BDC, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost $218,399 and $52,628, respectively)	$218,139	$52,566
Cash and cash equivalents	154,665	67,664
Expense reimbursement receivable	5,076	6,434
Deferred financing costs	3,692	4,121
Interest and other income receivable from non-controlled/non-affiliated investments	802	522
Deferred offering costs	406	1,194
Prepaid assets	60	168

Total Assets	$382,840	$132,669

Liabilities
Debt	227,050	52,250
Other liabilities and accrued expenses	4,489	4,443
Accrued organizational costs	2,802	2,842
Interest payable	617	468
Management fees payable	324	90
Accrued administrative services expense payable	243	2,012
Due to affiliate	186	273

Total Liabilities	$235,711	$62,378

Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 5,832,949 and 2,811,638 shares issued and outstanding, respectively)	$6	$3
Additional paid-in capital	145,819	70,288
Distributable earnings (loss)	1,304	—

Total Net Assets	$147,129	$70,291

Total Liabilities and Net Assets	$382,840	$132,669

Net asset value per share	$25.22	$25.00
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$4,520	$7,175
Other income	249	445
Payment-in-kind interest income	112	112

Total Investment Income	4,881	7,732
Expenses
Interest and other debt expenses	1,006	1,982
Administrative service expenses	512	1,024
Other general and administrative expenses	453	765
Offering costs	395	788
Management fees	324	494
Professional fees	273	1,163

Total expenses	$2,963	$6,216

Less: Expense support (Note 3)	(270)	(1,726)

Net expenses	2,693	4,490

Net investment income before excise tax	2,188	3,242
Excise tax expense	—	—

Net investment income after excise tax	2,188	3,242
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	23	(198)

Net change in unrealized appreciation (depreciation)	23	(198)

Net realized and unrealized gain (loss)	23	(198)

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,211	$3,044

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.38	$0.73
Earnings (loss) per share (basic and diluted)	$0.38	$0.69
Weighted average shares of common stock outstanding (basic and diluted)	5,807,235	4,424,408
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts )
(Unaudited)

	Common Shares		Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Value
Balance, March 31, 2024	5,800,895	$6	$145,016	$833	$145,855
Operations:
Net investment income	—	—	—	2,188	2,188
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	23	23

Net increase (decrease) in net assets resulting from operations	—	—	—	2,211	2,211

Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	—	—	—
Issuance of shares	32,054	—	803	—	803
Distributions declared from earnings	—	—	—	(1,740)	(1,740)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—

Net increase (decrease) for the period	32,054	—	803	(1,740)	(937)

Balance, June 30, 2024	5,832,949	$6	$145,819	$1,304	$147,129

	Common Shares		Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Value
Balance, December 31, 2023	2,811,638	$3	$70,288	$—	$70,291
Operations:
Net investment income	—	—	—	3,242	3,242
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(198)	(198)

Net increase (decrease) in net assets resulting from operations	—	—	—	3,044	3,044

Capital Share Transactions:
Common shares issued from reinvestment of distributions	32,054	—	803	—	803
Issuance of shares	2,989,257	3	74,728	—	74,731
Distributions declared from earnings	—	—	—	(1,740)	(1,740)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—

Net increase (decrease) for the period	3,021,311	3	75,531	(1,740)	73,794

Balance, June 30, 2024	5,832,949	$6	$145,819	$1,304	$147,129

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

For the Six Months Ended June 30, 2024

Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,044
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(165,529)
Net change in unrealized (appreciation) depreciation on investments	198
Net accretion of discount	(130)
Amortization of deferred financing costs	429
Amortization of deferred offering costs	788
Payment-in-kind interest capitalized	(112)
Changes in operating assets and liabilities:
Expense reimbursement receivable	1,358
Interest and other income receivable from non-controlled/non-affiliated investments	(280)
Prepaid assets	108
Accrued organizational costs	(40)
Accrued administrative services expense payable	(1,769)
Other liabilities and accrued expenses	1,005
Interest payable	149
Due to affiliate	(87)
Management fees payable	234

Net cash provided by (used for) operating activities	(160,634)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	75,534
Distributions paid in cash	(1,740)
Deferred financing costs paid	(959)
Borrowings on debt	294,780
Payment of debt	(119,980)

Net cash provided by (used for) financing activities	247,635
Net increase (decrease) in cash and cash equivalents	87,001

Cash and cash equivalents, beginning of period	67,664

Cash and cash equivalents, end of period	$154,665

Supplemental disclosure of cash flow and non-cash activities:
Interest paid during the period	$1,404
Reinvestment of distributions during the period	$803
Excise tax paid during the period	$2
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc. Consolidated Schedule of Investments as of June 30, 2024 (in thousands) (Unaudited)
Portfolio Company (1)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments
Adelaide Borrower, LLC (2)	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.750%	12.085% (incl. 3.375% PIK)	5/8/2030	$23,473	$23,008	$23,003	15.63%
Adelaide Borrower, LLC (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.750%		5/8/2030	—	(52)	(107)	(0.07)%
Adelaide Borrower, LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.750%		5/8/2030	—	(65)	(67)	(0.05)%
Azurite Intermediate Holdings, Inc . (2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	11.844%	3/19/2031	5,708	5,625	5,623	3.82%
Azurite Intermediate Holdings, Inc. (2)(3)(7)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.500%	11.844%	3/19/2031	8,303	8,148	8,108	5.51%
Azurite Intermediate Holdings, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.500%		3/19/2031	—	(30)	(31)	(0.02)%
Baxter Planning Systems, LLC (2)	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250%	11.576% (Inc. 3.375 PIK)	5/20/2031	8,137	8,015	8,015	5.45%
Baxter Planning Systems, LLC (2)(3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Air Freight & Logistics	SOFR + 6.250%		5/20/2031	—	(11)	(22)	(0.01)%
Baxter Planning Systems, LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 6.250%		5/20/2031	—	(22)	(22)	(0.01)%
CPEX Purchaser, LLC (2)	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	11.345%	3/1/2030	33,042	32,395	32,380	22.01%
CPEX Purchaser, LLC (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%		3/1/2030	—	—	(75)	(0.05)%
CPEX Purchaser, LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%		3/1/2030	—	(186)	(196)	(0.13)%
Icefall Parent, Inc. (2)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	11.835%	1/25/2030	24,937	24,475	24,438	16.61%
Icefall Parent, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.500%		1/25/2030	—	(44)	(47)	(0.03)%
Metropolis Capital Holdings, LLC (2)(3)(7)	First Lien Senior Secured Term Loan	Real Estate Management & Development	SOFR + 6.000%	11.444%	5/16/2031	13,847	13,709	13,709	9.32%
Penn TRGRP Holdings LLC (2)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	13.085%	9/27/2030	25,225	24,748	24,847	16.89%
Penn TRGRP Holdings LLC (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	13.085%	9/27/2030	1,074	1,074	1,051	0.71%
Penn TRGRP Holdings LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%		9/27/2030	—	(70)	(58)	(0.04)%
Recorded Future, Inc. (2)	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	11.085%	6/28/2030	22,994	22,764	22,764	15.47%
Recorded Future, Inc. (2)(3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.750%		6/28/2030	—	(53)	(53)	(0.04)%
Recorded Future, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.750%		6/28/2030	—	(25)	(25)	(0.02)%
Serrano Parent, LLC (2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	11.830%	5/13/2030	28,297	27,705	27,731	18.85%
United Flow Technologies Intermediate HoldCo II, LLC (2)	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 5.250%	10.597%	6/23/2031	27,743	27,329	27,327	18.57%

26North BDC, Inc. Consolidated Schedule of Investments as of June 30, 2024 (in thousands) (Unaudited)
Portfolio Company (1)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
United Flow Technologies Intermediate HoldCo II, LLC (2)(3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 5.250%		6/23/2031	$—	$(115)	$(231)	(0.16)%
United Flow Technologies Intermediate HoldCo II, LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 5.250%	10.597%	6/21/2030	123	77	77	0.05%

Total Investments							$218,399	$218,139	148.26%

(1)	All investments are pledged as collateral under the JPM Facility. See Note 6. Borrowings in the Notes to the Consolidated Financial Statements.
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

(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of June 30, 2024, the reference rates for the floating rate loans were the 1 Month SOFR of 5.34%, 3 Month SOFR of 5.35% and 6 Month SOFR of 5.39%.

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, the Company had no non-qualifying assets.

(7)	Unfunded loan commitment is subject to a 0.50% unused commitment fee.
(8)	Unfunded loan commitment is subject to a 1.00% unused commitment fee.
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Schedule of Investments as of December 31, 2023
(in thousands)

Portfolio Company (1)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets

Debt Investments
Penn TRGRP Holdings LLC (2)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	13.098%	9/27/2030	$25,225	$24,737	$24,720	35.17%
Penn TRGRP Holdings LLC (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.750%	12.098%	9/27/2030	294	294	264	0.38%
Penn TRGRP Holdings LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%		9/27/2030	—	(75)	(78)	(0.11)%
Serrano Parent, LLC (2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	11.880%	5/12/2030	28,297	27,672	27,660	39.35%

Total Investments							$52,628	$52,566	74.79%

(1)	All investments are pledged as collateral under the JPM Facility. See Note 6. Borrowings in the Notes to the Consolidated Financial Statements.
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

26North BDC, Inc.
Notes to the Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
June 30, 2024
1. ORGANIZATION
26North BDC, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our”) is incorporated under the laws of the State of Maryland and was formed on
October 13, 2022
. The Company commenced operations on October 11, 2023. The Company is an externally managed, non-diversified, closed-end management investment company, and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on October 3, 2023. In addition, the Company intends to elect to be treated and to qualify each year thereafter as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2023.
The Company established 26N DL Funding 1 LLC (“Financing SPV”) as a wholly-owned direct subsidiary, whose assets are used to secure Financing SPV’s credit facility. Financing SPV is incorporated under the laws of the State of Delaware and was formed on
August 4, 2023
. As of June 30, 2024, all of the Company’s investments were held at Financing SPV.
On
February 28, 2024
, the Company formed a wholly-owned subsidiary, 26North BDC CA SPV, LLC, a Delaware limited liability company (“CA SPV”), which is intended to hold a California finance lenders license. CA SPV is intended to originate loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business. As of June 30, 2024, CA SPV had not commenced operations.
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
On
October 18, 2023
, the Company commenced its loan origination and investment activities.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X.
Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the period ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 8, 2024 (the “Annual Report”). The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.
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
The Company consolidated the results of the Company’s wholly-owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2024, the Company’s only consolidated subsidiary was Financing SPV.
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
PIK Income
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income (i) represents interest that is accrued and recorded as interest income at the contractual rates, (ii) increases the loan principal on the respective capitalization dates, and (iii) is generally due at maturity. Such income is included in payment in-kind interest income in the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to Stockholders in the form of dividends, even though the Company has not yet collected cash.

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
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and for the three and six months then ended, no loans in the portfolio were on non-accrual status.
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
A
s
of
June 30, 2024 and December 31, 2023, the Company had unamortized deferred financing costs of $3.7 million and $4.1 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. The Company’s cash and cash equivalents are held at the Company’s custodian. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. The Company deposits its cash and cash equivalents with financial institutions and, at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2024 and December 31, 2023, all of the Company’s $154.7 million and $67.7 million cash and cash equivalents, respectively, were held in Dreyfus Treasury Obligations Cash Management (“Dreyfus Cash Management”), which is a money market fund registered under the 1940 Act and managed in accordance with the requirements of Rule 2a-7 thereunder. Dreyfus Cash Management had a 7-day yield of 5.2% and 5.3% as of June 30, 2024 and December 31, 2023, respectively.
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
Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. The Company’s initial organizational costs of $3.1 million were expensed as incurred during the year ended December 31, 2023, which the Adviser has elected to pay, subject to conditional reimbursement by the Company as described below in Note 3, pursuant to the Expense Support Agreement (as defined below). For the three and six months ended June 30, 2024, the Company expensed
offering costs of $0.4 million and $0.8 million, respectively. For the six months ended June 30, 2024, the
Adviser
elected to pay $0.4 million
 of such offering costs
, subject to conditional reimbursement by the Company pursuant to the Expense Support Agreement (as defined below).
 The Adviser did not elect to pay any such offering costs for the three months ended June 30, 2024.
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
For the three and six months ended June
3
0, 2024, Management Fees were $0.3 million and $0.5 million, respectively. As of June 30, 2024 and December 31, 2023, $0.3 million and $0.1 million, respectively, was payable to the Adviser for
Management Fees.
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

•
100
% of the Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Amount but is less than
1.6667
% (
1.8182
% in the event of an Exchange Listing) for that calendar quarter is payable to the Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income as the “catch-up”; and

•
10
% (
17.5
% in the event of an Exchange Listing) of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds
1.6667
% (
1.8182
% following an Exchange Listing) in any calendar quarter is payable to the Adviser.

The Capital Gains Incentive Fee is an annual fee that is determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to
10
% (
17.5
% following an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.
As of June 30, 2024 and for the three and six months then ended, the Company did not accrue any Investment Income Incentive Fee or Capital Gains Incentive Fee.
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
For the three and six months ended June 30, 2024, the Company incurred expenses payable under the Administration Agreement of $0.5 million and $1.0 million, respectively. Of these amounts, for the three and six months ended June 30, 2024, the Adviser elected to pay $0.3 million and $0.8 million, respectively, subject to conditional reimbursement by the Company as described below, pursuant to the
Expense
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
As of June 30, 2024, the amount of expense support payments provided by the Adviser was $8.2 million. For the three and six months ended June 30, 2024, the amount of expense support payments provided by the Adviser was $0.3 million and $1.7 million, respectively. For the three and six months ended June 30, 2024, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.
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
4. INVESTMENTS
The following tables summarize the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Senior Secured	$218,399	$218,139	$52,628	$52,566

Total investments	$218,399	$218,139	$52,628	$52,566

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Software	25.1%	0.0%
Diversified Financial Services	23.0%	47.4%
Multi-Utilities	22.9%	0.0%
IT Services	19.0%	52.6%
Real Estate Management & Development	6.3%	0.0%
Air Freight & Logistics	3.7%	0.0%

Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024	December 31, 2023
United States	100.0%	100.0%

Total	100.0%	100.0%

5. FAIR VALUE MEASUREMENTS
The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$218,139	$218,139
Cash and Cash Equivalents	154,665	—	—	154,665

Total Portfolio Investments, Cash and Cash Equivalents	$154,665	$—	$218,139	$372,804

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$52,566	$52,566
Cash and Cash Equivalents	67,664	—	—	67,664

Total Portfolio Investments, Cash and Cash Equivalents	$67,664	$—	$52,566	$120,230

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended June 30, 2024 (amounts in thousands):

Three Months Ended June 30, 2024:	First Lien Senior Secured	Total
Fair value, beginning of period	$114,847	$114,847
Purchase of investments	103,076	103,076
Amortization of premium/accretion of discount, net	81	81
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	23	23
Receipt of paid-in-kind interest	112	112
Transfers out of Level 3	—	—
Transfers to Level 3	—	—

Fair value, end of period	$218,139	$218,139

Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2024	$23	$23

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2024 (amounts in thousands):

Six Months Ended June 30, 2024:	First Lien Senior Secured	Total
Fair value, beginning of period	$52,566	$52,566
Purchase of investments	165,529	165,529
Amortization of premium/accretion of discount, net	130	130
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(198)	(198)
Receipt of paid-in-kind interest	112	112
Transfers out of Level 3	—	—
Transfers to Level 3	—	—

Fair value, end of period	$218,139	$218,139

Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2024	$(198)	$(198)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2024 and December 31, 2023, respectively (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of June 30, 2024	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)

First Lien Senior Secured	$218,139	Income Approach	Discount Rate	10.90% - 12.04%	11.53%

	$218,139

Asset Class	Fair Value as of December 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)

First Lien Senior Secured	$52,566	Income Approach	Discount Rate	11.17% - 11.36%	11.26%

	$52,566

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
6. BORROWINGS
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio was 164.8% and 234.5%, respectively.

The Company’s outstanding debt obligations as of June 30, 2024 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
JPM Facility	$300,000	$227,050	$227,050	$72,950	10/18/2028

Total	$300,000	$227,050	$227,050	$72,950

The Company’s outstanding debt obligations as of December 31, 2023 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
JPM Facility	$200,000	$52,250	$52,250	$147,750	10/18/2028

Total	$200,000	$52,250	$52,250	$147,750

(1)	The unused portion is the amount upon which commitment fees are based, if any.

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Stated interest expense	$566	$1,087
Unused/undrawn fees	225	466
Amortization of deferred financing costs	215	429

Total interest expense	$1,006	$1,982

Average borrowings	$27,771	$26,640
Weighted average interest rate (1)	11.46%	11.72%
Amortization of deferred financing costs	3.11%	3.24%

Total borrowing costs	14.57%	14.96%

(1)	Calculated as the sum of stated interest expense and unused/undrawn fees divided by the average borrowings during the period. This number represents an annualized amount.
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
As of June 30, 2024, the
interest charged on the JPM Facility
was
based on SOFR, SONIA, SARON, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.75% prior to the earlier of (x) the first day on which the Company has drawn more than one-third of its Capital Commitments and (y) April 18, 2025 and (2) 2.85% thereafter. Under the JPM Facility, the Financing SPV will pay an undrawn fee of (i) during the first nine months of the JPM Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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
As of June 30, 2024, total commitments under the JPM Facility were $300 million.
As of June 30, 2024, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the JPM Facility.
7. COMMITMENTS AND CONTINGENCIES
Capital Commitments
The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	June 30, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,461,023	$1,316,001	9.93%	$1,403,018	$1,332,727	5.01%

Portfolio Company Commitments
The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of June 30, 2024 and December 31, 2023, the Company had the following unfunded commitments by investment types (amounts in thousands):

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	June 30, 2024	December 31, 2023
Adelaide Borrower, LLC	First Lien Senior Secured Delayed Draw Term Loan	05/08/2030	$5,353	$—
Adelaide Borrower, LLC	First Lien Senior Secured Revolving Loan	08/08/2030	3,332	—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	03/19/2031	4,670	—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	03/19/2031	2,076	—
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	05/20/2031	1,497	—
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	05/20/2031	1,475	—
CPEX Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	03/01/2030	3,727	—
CPEX Purchaser, LLC	First Lien Senior Secured Revolving Loan	03/01/2030	9,818	—

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	June 30, 2024	December 31, 2023
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	01/25/2030	2,375	—
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	09/27/2024	478	1,258
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	09/27/2030	3,881	3,881
Recorded Future, Inc.	First Lien Senior Secured Delayed Draw Term Loan	06/28/2030	5,332	—
Recorded Future, Inc.	First Lien Senior Secured Revolving Loan	06/28/2030	2,499	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	06/23/2031	15,413	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	06/21/2030	2,959	—

Total			$64,885	$5,139

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024, management is not aware of any pending or threatened litigation.
8. NET ASSETS
Subscriptions and Drawdowns
The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.
During the
three and

six months ended June 30, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2024, the Company had received Capital Commitments totaling $1,461.0 million ($1,316.0 million remaining undrawn), of which $102.5 million ($92.1 million remaining undrawn) are from affiliates of the Adviser.
The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns for the six months ended June 30, 2024 (dollars in thousands except per share amounts):

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds
March 25, 2024	2,989,257	$74,731

Total	2,989,257	$74,731

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT
The following table reflects the distributions declared on the Company’s common stock for the six months ended June 30, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount

May 7, 2024	May 31, 2024	June 13, 2024	$0.30	$1,740
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) for Stockholders. As a result, in the event of a declared cash distribution or other distribution, each Stockholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of Common Stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the six months ended June 30, 2024 (dollars in thousands except share amounts):

Payment Date	Drip Value	Drip Shares Issued
June 13, 2024	$803	32,054
Total	$803	32,054
10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024

Net increase (decrease) in net assets resulting from operations	$2,211	$3,044
Weighted average shares of common stock outstanding (basic and diluted)	5,807,235	4,424,408
Earnings (loss) per share	$0.38	$0.69
11. FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Per share data:
Net asset value, beginning of period	$25.14	$25.00

Net investment income (loss) (1)	0.38	0.73
Net realized and unrealized gain (loss) (2)	0.00	(0.21)

Net increase (decrease) in net assets from operations	0.38	0.52
Distributions declared (3)	(0.30)	(0.30)

Total increase (decrease) in net assets	0.08	0.22

Net asset value, end of period	$25.22	$25.22

Shares Outstanding, end of period	5,832,949	5,832,949
Total Return (4)	1.51%	2.08%
Ratios
Ratio of net expenses to average net assets (5)	6.66%	7.79%
Ratio of net investment income (loss) to average net assets (5)	6.91%	6.25%
Portfolio turnover rate (6)	0.00%	0.00%
Supplemental Data
Net Assets, end of period	$147,129	$147,129
Weighted average shares outstanding	5,807,235	4,424,408
Total capital commitments, end of period	$1,461,023	$1,461,023
Average debt outstanding	$27,771	$26,640
Asset coverage ratio	164.8%	164.8%
Ratio of total contributed capital to total committed capital, end of period	9.93%	9.93%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	For the three and six months ended June 30, 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(4)
Total return is calculated as the change in NAV per share during the period plus distributions per share divided by the NAV per share at the beginning of the period. Distributions are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return is for the period indicated and has not been annualized.

(5)
Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs. For the three and six months ended June 30, 2024, the ratio of total operating expenses to average net assets respectively was
 7.41%

and
 10.57
%

respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented
0.75
% and
2.78
% respectively, of average net assets.

(6)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.
12. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2024, except as discussed as below.
On July 3, 2024, the Company and Financing SPV entered into Amendment No. 1 to the JPM Facility, which amended certain terms of the JPM Facility including, but not limited to, amendments to (a) transition from CDOR to CORRA for Canadian Dollar borrowings, (b) extend the Non-Call Period to the thirtieth month anniversary of the Effective Date and (c) modify the effective date of the Financing Commitment Scheduled Increase to the nine month anniversary of the Effective Date. The other material terms of the JPM Facility remain unchanged.
On August 8, 2024, the Board declared a quarterly dividend of $0.55 per share payable on September 13, 2024, to Stockholders of record as of August 31, 2024.

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

As of June 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments was approximately 11.6% and 12.5%, respectively.

Portfolio Composition

The total value of our investment portfolio was $218.1 million as of June 30, 2024, as compared to $52.6 million as of December 31, 2023. As of June 30, 2024, we had investments in ten portfolio companies with an aggregate cost of $218.4 million. As of December 31, 2023, we had investments in two portfolio companies with an aggregate cost of $52.6 million. As of June 30, 2024 and December 31, 2023, the number of our portfolio companies that represented greater than 10% of the total fair value of our investment portfolio was seven and two, respectively.

As of June 30, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$218,399	100%	$218,139	100%

	$218,399	100%	$218,139	100%

As of December 31, 2023, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$52,628	100%	$52,566	100%

	$52,628	100%	$52,566	100%

Investment Activity

During the three months ended June 30, 2024, we made five new investments totaling $102.6 million and made investments in existing portfolio companies of $0.4 million. During the three months ended June 30, 2024, we had no investment realization activity.

Total portfolio investment activity for the three months ended June 30, 2024, was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	Total
Fair value, beginning of period	$114,847	$114,847
New investments	103,076	103,076
Accretion of loan premium/discount net	81	81
Unrealized appreciation (depreciation)	23	23
Receipt of paid-in-kind interest	112	112

Fair value, end of period	$218,139	$218,139

During the six months ended June 30, 2024, we made eight new investments totaling $164.7 million and made investments in existing portfolio companies of $0.8 million. During the six months ended June 30, 2024, we had no investment realization activity.

Total portfolio investment activity for the six months ended June 30, 2024 was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	Total
Fair value, beginning of period	$52,566	$52,566
New investments	165,529	165,529
Accretion of loan premium/discount net	130	130
Unrealized appreciation (depreciation)	(198)	(198)
Receipt of paid-in-kind interest	112	112

Fair value, end of period	$218,139	$218,139

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of June 30, 2024 and December 31, 2023 (amounts in thousands).

	June 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	0.0%	$—	0.0%
Grade 2	218,139	100.0%	52,566	100.0%
Grade 3	—	0.0%	—	0.0%
Grade 4	—	0.0%	—	0.0%

Total Investments	$218,139	100.0%	$52,566	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2024, and December 31, 2023 we had no non-accrual assets.

Results of Operations

Comparison of the three and six months ended June 30, 2024

The following table represents the operating results for the three and six months ended June 30, 2024 (amounts in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Total investment income	$4,881	$7,732
Net operating expenses	2,693	4,490

Net investment income before excise tax	2,188	3,242

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Excise tax expense	—	—

Net investment income after excise tax	2,188	3,242
Net unrealized appreciation / (depreciation)	23	(198)

Net increase in net assets resulting from operations	$2,221	3,044

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income

	For the Three Months Ended June 30,2024	For the Six Months Ended June 30,2024
Total interest income	$4,520	$7,175
Total other income	249	445
Total payment-in-kind interest income	112	112

Total investment income	$4,881	$7,732

Investment income for the three and six months ended June 30, 2024 was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Interest and other debt expenses	$1,006	$1,982
Administrative service expenses	512	1,024
Other general and administrative expenses	453	765
Offering costs	395	788
Management fees	324	494
Professional fees	273	1,163
Total expenses	$2,963	$6,216

Less: Expense support	(270)	(1,726)

Net expenses	$2,693	$4,490

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. For the three and six months ended June 30, 2024, the Company incurred $0.3 million and $1.2 million in professional fees, respectively.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3. Significant Agreements and Related Party Transactions to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and six months ended June 30, 2024, the Company incurred $0.5 million and $1.0 million of administrative service expenses, respectively.

Interest and Other Debt Expenses

Interest and other financing fees for the three and six months ended June 30, 2024 were attributable to borrowings under the JPM Facility (as discussed below under “Liquidity and Capital Resources”). For the three and six months ended June 30, 2024, the Company incurred $1.0 million and $2.0 million in interest and other debt expenses, respectively.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the three and six months ended June 30, 2024, the Company incurred $0.4 million and $0.8 million in offering costs, respectively.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three and six months ended June 30, 2024, the Company incurred $0.5 million and $0.8 million in other general and administrative expenses, respectively.

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

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2024, the Company incurred Management Fees of $0.3 million and $0.5 million, respectively.

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

For the three and six months ended June 30, 2024, the Company did not accrue any Incentive Fees.

Net Unrealized Appreciation

Net unrealized appreciation for the three and six months ended June 30, 2024 was as follows (amounts in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30,2024
Non-Control / Non-Affiliate investments	$23	$(198)

Net unrealized appreciation / (depreciation) on investments	$23	$(198)

For the three months ended June 30, 2024, we recorded net unrealized appreciation on our current portfolio of $0.02 million. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

For the six months ended June 30, 2024, we recorded net unrealized depreciation on our current portfolio of $0.2 million. The net unrealized depreciation on the Company’s current portfolio was a result of the fair value of the majority of the portfolio assets being equal to their original cost, given the recency of origination and stable portfolio performance since origination.

Liquidity and Capital Resources

We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the JPM Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 164.8% as of June 30, 2024.

Cash Flows

For the six months ended June 30, 2024, we experienced a net increase in cash in the amount of $87.0 million. During that period, our operating activities used $160.6 million in cash, consisting primarily of purchases of portfolio investments of $165.5 million. In addition, financing activities provided net cash of $247.6 million, consisting primarily of net borrowings under the JPM Facility of $174.8 million and proceeds from the issuance of Common Stock of $75.5 million. At June 30, 2024, we had $154.7 million of cash and cash equivalents on hand.

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

The JPM Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the JPM Facility are available in U.S. dollars and other permitted currencies. As of June 30, 2024, the interest charged on the JPM Facility was based on SOFR, SONIA, SARON, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.75% prior to the earlier of (x) the first day on which the Company has drawn more than one-third of its Capital Commitments and (y) April 18, 2025 and (2) 2.85% thereafter. Under the JPM Facility, the Financing SPV will pay an undrawn fee of (i) during the first nine months of the JPM Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

As of June 30, 2024, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the JPM Facility.

As of June 30, 2024, total commitments under the JPM Facility were $300 million.

As of June 30, 2024, we had U.S. dollar borrowings of $227.1 million outstanding under the JPM Facility with a weighted average interest rate of 8.09%. See “Recent Developments,” as well as Note 12 to our consolidated financial statements for the three and six months ended June 30, 2024 for a subsequent event relating to the JPM Facility.

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

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our Stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized. See “Recent Developments,” as well as Note 12 to our consolidated financial statements for the three and six months ended June 30, 2024 for a subsequent event relating to distributions declared to our stockholders.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of June 30, 2024 and December 31, 2023 was as follows (amounts in thousands):

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	June 30, 2024	December 31, 2023
Adelaide Borrower, LLC	First Lien Senior Secured Delayed Draw Term Loan	05/08/2030	$5,353	$—
Adelaide Borrower, LLC	First Lien Senior Secured Revolving Loan	08/08/2030	3,332	—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	03/19/2031	4,670	—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	03/19/2031	2,076	—
Baxter Planning	First Lien Senior Secured Delayed Draw Term Loan	05/20/2031	1,497	—
Baxter Planning	First Lien Senior Secured Revolving Loan	05/20/2031	1,475	—
CPEX Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	03/01/2030	3,727	—
CPEX Purchaser, LLC	First Lien Senior Secured Revolving Loan	03/01/2030	$9,818	$—
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	01/25/2030	2,375	—
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	09/27/2024	478	1,258
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	09/27/2030	3,881	3,881
Recorded Future, Inc.	First Lien Senior Secured Delayed Draw Term Loan	06/28/2030	5,332	—
Recorded Future, Inc.	First Lien Senior Secured Revolving Loan	06/28/2030	2,499	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	06/23/2031	15,413	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	06/21/2030	2,959	—

Total			$64,885	$5,139

Recent Developments

On July 3, 2024, the Company and Financing SPV entered into Amendment No. 1 to the JPM Facility, which amended certain terms of the JPM Facility including, but not limited to, amendments to (a) transition from CDOR to CORRA for Canadian Dollar borrowings, (b) extend the Non-Call Period to the thirtieth month anniversary of the Effective Date and (c) modify the effective date of the Financing Commitment Scheduled Increase to the nine month anniversary of the Effective Date. The other material terms of the JPM Facility remain unchanged.

On August 8, 2024, the Board declared a quarterly dividend of $0.55 per share payable on September 13, 2024, to Stockholders of record as of August 31, 2024.

On August 8, 2024, Frank Marra notified the Board of his resignation as the Company’s Chief Compliance Officer, effective the same day upon acceptance by the Board. On August 8, 2024, the Board accepted Mr. Marra’s resignation and appointed Andrew Rabinowitz as Chief Compliance Officer of the Company. In addition to the Chief Compliance Officer role, Mr. Rabinowitz will continue in his role as the Company’s Chief Legal Officer, a position he has held since the Company’s inception. See “Item 5. Other Information.

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

As of June 30, 2024, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2024. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2024, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$7,551	$(4,541)	$3,010
Up 150 Basis Points	5,664	(3,406)	2,258
Up 100 Basis Points	3,776	(2,271)	1,505
Up 50 Basis Points	1,888	(1,135)	753
Down 50 Basis Points	(1,888)	1,135	(753)
Down 100 Basis Points	(3,776)	2,271	(1,505)
Down 150 Basis Points	(5,664)	3,406	(2,258)
Down 200 Basis Points	(7,551)	4,541	(3,010)

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above. See “Recent Developments,” as well as Note 12 to our consolidated financial statements for the three and six months ended June 30, 2024 for a subsequent event relating to the JPM Facility.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act. The Company did not conduct any repurchases of its shares of Common Stock during the three months ended June 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On
August 8, 2024
, Frank Marra notified the Board of his resignation as the Company’s Chief Compliance Officer, effective the same day upon acceptance by the Board.
On August 8, 2024, the Board accepted Mr. Marra’s resignation and appointed Andrew Rabinowitz as Chief Compliance Officer of the Company. In addition to the Chief Compliance Officer role, Mr. Rabinowitz will continue his role as the Company’s Chief Legal Officer, a position he has held since the Company’s inception.
Mr. Rabinowitz is a Partner at 26North, where he is responsible for legal, compliance, finance and operations. Prior to joining 26North in 2023, Mr. Rabinowitz was Co-Chief Executive Officer at K2 Intelligence Holdings, Inc., a premier global risk advisory firm focusing on asset management, ESG and risk mitigation, doing business as K2 Integrity, which he joined in 2021. Previously, Mr. Rabinowitz spent nearly 20 years at Marathon Asset Management, where he served as the President and Chief Operating Officer. During his tenure, he helped Marathon expand from an early-stage investment firm to a global entity with over $24 billion in assets under management. Mr. Rabinowitz was responsible for overseeing Marathon’s investment relations, business development, and day-to-day activities, such as operations, legal, compliance, and technology. He established global policies and procedures, financial controls, and external codes of conduct. He also led the process for the US Treasury’s investment in Marathon as part of the Public Private Investment Partnership (PPIP) program after the Great Recession of 2008. Before joining Marathon, Mr. Rabinowitz worked as a lawyer specializing in hedge funds and asset management at Schulte, Roth & Zabel. He also worked at Ernst & Young as a certified public accountant (CPA) focused on hedge funds, asset management, and broker-dealers. Mr. Rabinowitz co-founded The R Baby Foundation, which has helped over one million children by improving pediatric emergency care, training, research, treatment, equipment, and education in the United States. R Baby Foundation’s grant with Yale University won a Presidential Citation. Mr. Rabinowitz holds a J.D. from Fordham University School of Law and a B.B.A. in Accounting from Pace University, where he graduated magna cum laude. He is a CPA in New York and Maryland, and he is admitted to practice law in New York and Washington, D.C.

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

10.1

Amendment No. 1 to the Loan and Security Agreement, dated as of July 3, 2024, by and among 26N DL Funding 1 LLC, as Borrower, 26North BDC, Inc., as Parent and Pledgor, 26N DL SPV LLC, as Pledgor, 26North Direct Lending LP, as Portfolio Manager, the Lenders party thereto, the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-56594) filed on July 10, 2024).

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

Date: August 9, 2024	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)