Form 10-Q
period 2024-09-30
26North BDC, Inc.
filed 2024-11-08
CIK 1950976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended
September 30
, 2024
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
of the Act). YES ☐ NO ☒
As of September 30, 2024 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2024 was 10,344,745.

26NORTH BDC, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
26North BDC, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost $493,786 and $52,628, respectively)	$493,548	$52,566
Cash and cash equivalents	52,413	67,664
Expense reimbursement receivable	3,576	6,434
Deferred financing costs	4,329	4,121
Interest and other income receivable from non-controlled/non-affiliated investments	1,363	522
Prepaid assets	36	168
Subscriptions receivable	15	—
Deferred offering costs	8	1,194

Total Assets	$555,288	$132,669

Liabilities
Debt	309,680	52,250
Other liabilities and accrued expenses	4,596	4,443
Interest payable	2,769	468
Accrued organizational costs	1,802	2,842
Management fees payable	681	90
Accrued administrative services expense payable	560	2,012
Incentive fee payable	458	—
Due to affiliate	186	273

Total Liabilities	$320,732	$62,378

Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 9,275,921 and 2,811,638 shares issued and outstanding, respectively)	$9	$3
Additional paid-in capital	232,358	70,288
Distributable earnings (loss)	2,189	—

Total Net Assets	$234,556	$70,291

Total Liabilities and Net Assets	$555,288	$132,669

Net asset value per share	$25.29	$25.00
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$11,447	$18,622
Payment-in-kind interest income	261	373
Other income	160	605

Total Investment Income	11,868	19,600
Expenses
Interest and other debt expenses	4,799	6,781
Management fees	681	1,175
Incentive fees	458	458
Offering costs	398	1,186
Professional fees	244	1,407
Other general and administrative expenses	345	1,110
Administrative service expenses	318	1,342

Total expenses	$7,243	$13,459

Less: Expense support (Note 3)	—	(1,726)
Expense support recoupment (Note 3)	500	500

Net expenses	7,743	12,233

Net investment income before excise tax	4,125	7,367
Excise tax expense	54	54

Net investment income after excise tax	4,071	7,313
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	22	(176)

Net change in unrealized appreciation (depreciation)	22	(176)

Net realized and unrealized gain (loss)	22	(176)

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,093	$7,137

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.63	$1.43
Earnings (loss) per share (basic and diluted)	$0.63	$1.39
Weighted average shares of common stock outstanding (basic and diluted)	6,506,574	5,123,529
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts )
(Unaudited)

	Common Shares		Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Value
Balance, June 30, 2024	5,832,949	$6	$145,819	$1,304	$147,129
Operations:
Net investment income	—	—	—	4,071	4,071
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	22	22

Net increase (decrease) in net assets resulting from operations	—	—	—	4,093	4,093

Capital Share Transactions:
Common shares issued from reinvestment of distributions	59,199	—	1,488	—	1,488
Issuance of shares	3,383,773	3	85,051	—	85,054
Distributions declared from earnings	—	—	—	(3,208)	(3,208)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—

Net increase (decrease) for the period	3,442,972	3	86,539	(3,208)	83,334

Balance, September 30, 2024	9,275,921	$9	$232,358	$2,189	$234,556

	Common Shares		Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Value
Balance, December 31, 2023	2,811,638	$3	$70,288	$—	$70,291
Operations:
Net investment income	—	—	—	7,313	7,313
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(176)	(176)

Net increase (decrease) in net assets resulting from operations	—	—	—	7,137	7,137

Capital Share Transactions:
Common shares issued from reinvestment of distributions	91,253	—	2,291	—	2,291
Issuance of shares	6,373,030	6	159,779	—	159,785
Distributions declared from earnings	—	—	—	(4,948)	(4,948)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—

Net increase (decrease) for the period	6,464,283	6	162,070	(4,948)	157,128

Balance, September 30, 2024	9,275,921	$9	$232,358	$2,189	$234,556

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

For the Nine Months Ended September 30, 2024
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,137
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(441,043)
Proceeds from sale of investments and principal repayments	651
Net change in unrealized (appreciation) depreciation on investments	176
Net accretion of discount	(393)
Amortization of deferred financing costs	645
Amortization of deferred offering costs	1,186
Payment-in-kind interest capitalized	(373)
Changes in operating assets and liabilities:
Expense reimbursement receivable	2,858
Interest and other income receivable from non-controlled/non-affiliated investments	(841)
Prepaid assets	132
Other liabilities and accrued expenses	808
Interest payable	2,301
Accrued organizational costs	(1,040)
Due to affiliate	(87)
Management fees payable	591
Incentive fee payable	458
Accrued administrative services expense payable	(1,452)

Net cash provided by (used for) operating activities	(428,286)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	162,076
Distributions paid in cash	(4,948)
Change in subscription receivable	(15)
Deferred financing costs paid	(1,508)
Borrowings on debt	495,630
Payment of debt	(238,200)

Net cash provided by (used for) financing activities	413,035
Net increase (decrease) in cash and cash equivalents	(15,251)

Cash and cash equivalents, beginning of period	67,664

Cash and cash equivalents, end of period	$52,413

Supplemental disclosure of cash flow and non-cash activities:
Interest paid during the period	$3,835
Reinvestment of distributions during the period	$2,291
Excise tax paid during the period	$2
The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.
Consolidated Schedule of Investments as of
September 30, 2024
(in thousands)
(Unaudited)

Portfolio Company (1)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments
Adelaide Borrower, LLC (2)	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.750%	11.354% (incl. 3.375% PIK)	5/8/2030	$23,680	$23,226	$23,265	9.92%
Adelaide Borrower, LLC (2)(3) (8)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.750%		5/8/2030	—	(52)	(94)	(0.04)%
Adelaide Borrower, LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.750%		5/8/2030	—	(63)	(58)	(0.02)%
Ascend Partner Services LLC .(2)	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	9.345%	8/11/2031	6,054	5,993	5,993	2.56%
Ascend Partner Services LLC (2)(3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%		8/11/2031	—	(52)	(104)	(0.04)%
Ascend Partner Services LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%		8/11/2031	—	(20)	(21)	(0.01)%
Azurite Intermediate Holdings, Inc. .(2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	11.345%	3/19/2031	5,708	5,627	5,637	2.40%
Azurite Intermediate Holdings, Inc. (2)(3)(7)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.500%	11.345%	3/19/2031	8,303	8,152	8,141	3.47%
Azurite Intermediate Holdings, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.500%		3/19/2031	—	(29)	(26)	(0.01)%
Baxter Planning Systems, LLC (2)	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250%	11.502% (Inc. 3.375 PIK)	5/20/2031	8,192	8,071	8,087	3.45%
Baxter Planning Systems, LLC (2)(3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Air Freight & Logistics	SOFR + 6.250%		5/20/2031	—	(11)	(19)	(0.01)%
Baxter Planning Systems, LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 6.250%		5/20/2031	—	(21)	(18)	(0.01)%
CB Buyer, Inc (2)	First Lien Senior Secured Term Loan	Software	SOFR + 5.250%	9.854%	7/1/2031	21,432	21,225	21,218	9.05%
CB Buyer, Inc (2)(3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.250%		7/1/2031	—	(29)	(60)	(0.03)%
CB Buyer, Inc (2)(3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.250%		7/1/2031	—	(23)	(24)	(0.01)%
CData Software, Inc. (2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.750%	10.354%	7/18/2030	33,291	32,716	32,709	13.95%
CData Software, Inc. (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.750%		7/18/2030	—	(26)	(54)	(0.02)%
CData Software, Inc. (2)(3)	First Lien Senior Secured Payment Delayed Draw Term Loan	IT Services	SOFR + 5.750%	10.354%	7/18/2030	776	776	701	0.30%
CData Software, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.750%		7/18/2030	—	(63)	(65)	(0.03)%
Coding Solutions Acquisition, Inc. (2)	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	9.245%	8/7/2031	30,521	30,150	30,063	12.82%
Coding Solutions Acquisition, Inc. (2) (3) (7)	First Lien Senior Secured Payment Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2031	—	(111)	(83)	(0.04)%

26North BDC, Inc.
Consolidated Schedule of Investments as of
September 30, 2024
(in thousands)
(Unaudited)

Portfolio Company (1)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Coding Solutions Acquisition, Inc. (2)(3)(9)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%	10.014%	8/7/2031	$744	$701	$700	0.30%
CPEX Purchaser, LLC (2)	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	10.668%	3/1/2030	33,042	32,423	32,546	13.88%
CPEX Purchaser, LLC (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	10.668%	3/1/2030	1,022	1,022	966	0.41%
CPEX Purchaser, LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%		3/1/2030	—	(178)	(147)	(0.06)%
HHA (2)	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.250%	10.104%	6/14/2031	27,765	27,488	27,487	11.72%
Icefall Parent, Inc. (2)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	11.345%	1/25/2030	24,937	24,485	24,501	10.45%
Icefall Parent, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.500%		1/25/2030	—	(42)	(42)	(0.02)%
LogRhythm, Inc. (2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500%	12.104%	7/2/2029	54,815	53,216	53,171	22.67%
LogRhythm, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 7.500%		7/2/2029	—	(157)	(164)	(0.07)%
Metropolis Capital Holdings, LLC (2)	First Lien Senior Secured Term Loan	Real Estate Management & Development	SOFR + 6.000%	10.945%	5/16/2031	13,813	13,678	13,709	5.84%
Penn TRGRP Holdings LLC (2)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	12.354%	9/27/2030	25,225	24,796	24,847	10.59%
Penn TRGRP Holdings LLC (2)(3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	12.354%	9/27/2030	1,486	1,486	1,463	0.62%
Penn TRGRP Holdings LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%		9/27/2030	—	(67)	(58)	(0.02)%
Recorded Future, Inc. (2)	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	10.595%	6/28/2030	22,994	22,764	22,879	9.75%
Recorded Future, Inc. (2)(3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.750%	10.878%	6/28/2030	1,300	1,248	1,273	0.54%
Recorded Future, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.750%		6/28/2030	—	(24)	(12)	(0.01)%
Sapphire Software Buyer, Inc. (2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.000%	9.245%	9/30/2031	30,150	29,848	29,848	12.73%
Sapphire Software Buyer, Inc. (2)(3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.000%		9/30/2031	—	(37)	(37)	(0.02)%
Serrano Parent, LLC (2)	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	11.620%	5/13/2030	28,297	27,718	27,731	11.82%
United Flow Technologies Intermediate HoldCo II, LLC (2)	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 5.250%	9.854%	6/23/2031	27,743	27,330	27,327	11.65%
United Flow Technologies Intermediate HoldCo II, LLC (2)(3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 5.250%	10.536%	6/23/2031	154	42	(77)	(0.03)%

26North BDC, Inc.
Consolidated Schedule of Investments as of
September 30, 2024
(in thousands)
(Unaudited)

Portfolio Company (1)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
United Flow Technologies Intermediate HoldCo II, LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 5.250%		6/21/2030	$—	$(44)	$(46)	(0.02)%
Xactly Corporation (2)	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	11.407%	7/30/2027	25,202	25,092	25,076	10.69%
Xactly Corporation (2)(3)(7)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/30/2027	—	(7)	(8)	0.00%
Zone & Company Software Consulting, LLC (2)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	11.596%	9/13/2030	46,593	45,782	45,777	19.52%
Zone & Company Software Consulting, LLC (2)(3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%		9/13/2030	—	(103)	(208)	(0.09)%
Zone & Company Software Consulting, LLC (2) (3)	First Lien Senior Secured Payment Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%		9/13/2030	—	—	(31)	(0.01)%
Zone & Company Software Consulting, LLC (2)(3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.500%		9/13/2030	—	(110)	(111)	(0.05)%

Total Investments							$493,786	$493,548	210.43%

(1)	All investments are pledged as collateral under the JPM Facility. See Note 6. Borrowings in the Notes to the Consolidated Financial Statements.
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

(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of September 30, 2024, the reference rates for the floating rate loans were the 1 Month SOFR of 4.85%, 3 Month SOFR of 4.59% and 6 Month SOFR of 4.25%.

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying
asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, the Company had no non-qualifying
assets.

(7)	Unfunded loan commitment is subject to a 0.50% unused commitment fee.
(8)	Unfunded loan commitment is subject to a 1.00% unused commitment fee.
(9)	Unfunded loan commitment is subject to a 0.375% unused commitment fee.
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
September 30, 2024
1. ORGANIZATION
26North BDC, Inc. (together with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our”) is incorporated under the laws of the State of Maryland and was formed on October 13, 2022.
The Company commenced operations on October 11, 2023. The Company is an externally managed, non-diversified,
closed-end
management investment company, and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on October 3, 2023. In addition, the Company has elected to be treated, and intends to qualify each year, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company established 26N DL Funding 1 LLC (“Financing SPV”) as a wholly-owned direct subsidiary, whose assets are used to secure Financing SPV’s credit facility. Financing SPV is incorporated under the laws of the State of Delaware and was formed on August 4, 2023. As of September 30, 2024, all of the Company’s investments were held at Financing SPV.
On February 28, 2024, the Company formed a wholly-owned subsidiary, 26North BDC CA SPV, LLC, a Delaware limited liability company (“CA SPV”), which is intended to hold a California finance lenders license. CA SPV is intended to originate loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business. As of September 30, 2024, CA SPV had not commenced operations.
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
which was filed with the SEC on March 8, 2024 (the “Annual Report”). The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.
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
The Company consolidated the results of the Company’s wholly-owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2024, the Company’s only consolidated subsidiary was Financing SPV.
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
Non-accrual
loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual
status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and for the three and nine months then ended, no loans in the portfolio were on non-accrual
status.
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
The estimate of fair value will be undertaken in good faith and will be based on the consistent application of a variety of factors in accordance with this policy, with the objective being to determine the approximate value that would be received upon the current sale of the instrument or paid to transfer the instrument in an orderly transaction between market participants at the measurement date. Due to the inherent uncertainty in the valuation process, however, the Company’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned. See “
Item 2. Management
’
s Discussion and Analysis of Financial Conditions and Results of Operations
.”
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2024 and December 31, 2023, the Company had unamortized deferred financing costs of $4.3 million and $4.1 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. The Company’s cash and cash equivalents are held at the Company’s custodian. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. The Company deposits its cash and cash equivalents with financial institutions and, at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2024 and December 31, 2023, all of the Company’s $52.4 million and $67.7 million cash and cash equivalents, respectively, were held in Dreyfus Treasury Obligations Cash Management (“Dreyfus Cash Management”), which is a money market fund registered under the 1940 Act and managed in accordance with the requirements of Rule
2a-7
thereunder. Dreyfus Cash Management had a
7-day
yield of 4.8% and 5.3% as of September 30, 2024 and December 31, 2023, respectively.
Income Taxes
The Company elected to be treated as a RIC under Subchapter M of the Code for its tax year ended December 31, 2023, and intends to qualify annually as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders (“Stockholders”) as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.
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

To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income
and asset diversification requirements. In addition, the Company must distribute to its Stockholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt
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
Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. The Company’s initial organizational costs of $3.1 million were expensed as incurred during the year ended December 31, 2023, which the Adviser has elected to pay, subject to conditional reimbursement by the Company as described below in Note 3, pursuant to the Expense Support Agreement (as defined below). For the three and nine months ended September 30, 2024, the Company expensed offering costs of $0.4 million and $1.2 million, respectively. For the nine months ended September 30, 2024, the Adviser elected to pay $0.4 million of such offering costs, subject to conditional reimbursement by the Company pursuant to the Expense Support Agreement (as defined below). The Adviser did not elect to pay any such offering costs for the three months ended September 30, 2024. The total amount owed to the Company from the Adviser (including expenses payable under the Administration Agreement as defined below and described in Note 3) is included in expense reimbursement receivable in the Consolidated Statement of Assets and Liabilities and the total amount owed to affiliates is included in due to affiliate in the Consolidated
Statement
of Assets and Liabilities.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU
2023-07
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU
2023-07”).
ASU
2023-07
enhances the disclosures required for reportable segments on an annual and interim basis. ASU
2023-07
is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption of ASU
2023-07
to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU
2023-09
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU
2023-09”).
ASU
2023-09
requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU
2023-09
is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU
2023-09
to have a material impact on its consolidated financial statements.
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
For the three and nine months ended September 30, 2024, Management Fees were $0.7 million and $1.2 million, respectively. As of September 30, 2024 and December 31, 2023, $0.7 million and $0.1 million, respectively, was payable to the Adviser for Management Fees.
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

The Capital Gains Incentive Fee is an annual fee that is determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10% (17.5% following an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market val ue
of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.
As of September 30, 2024, and for the three and nine months then ended, the Company did not accrue any Capital Gains Incentive Fee. For the three and nine months ended September 30, 2024, Investment Income Incentive Fees were $0.5 million. As of September 30, 2024,
$0.5
million was payable to the Adviser for Investment Income Incentive Fees. As of December 31, 2023, no Investment Income Incentive Fees were payable to the Adviser.
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

For the three and nine months ended September 30, 2024, the Company incurred expenses payable under the Administration Agreement of $0.3 million and $1.3 million, respectively. For the three months ended September 30, 2024, the Adviser did not elect to make any payments. For the nine months ended September 30, 2024, the Adviser elected to pay
 $0.8
million, subject to conditional reimbursement by the Company as described below, pursuant to the Expense Support Agreement (as defined below).
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
As of September 30, 2024, the amount of expense support payments provided by the Adviser was $8.2 million. As of September 30, 2024, the amount of unreimbursed expense support payments provided by the Adviser was $7.7 million. For the three months ended September 30, 2024, no expense support payments were provided by the Adviser. For the nine months ended September 30, 2024, the amount of expense support payments provided by the Adviser was
$1.7
million. For the three and nine months ended September 30, 2024, the Company made
$0.5
million of Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.
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
4. INVESTMENTS
The following tables summarize the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Senior Secured	$493,786	$493,548	$52,628	$52,566

Total investments	$493,786	$493,548	$52,628	$52,566

The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
IT Services	31.9%	52.6%
Diversified Financial Services	19.5%	47.4%
Software	15.9%	0.0%
Health Care Technology	11.8%	0.0%
Multi-Utilities	10.2%	0.0%
Professional Services	6.3%	0.0%
Real Estate Management & Development	2.8%	0.0%
Air Freight & Logistics	1.6%	0.0%

Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024	December 31, 2023
United States	100.0%	100.0%

Total	100.0%	100.0%

5. FAIR VALUE MEASUREMENTS
The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$493,548	$493,548
Cash and Cash Equivalents	52,413	—	—	52,413

Total Portfolio Investments, Cash and Cash Equivalents	$52,413	$—	$493,548	$545,961

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$52,566	$52,566
Cash and Cash Equivalents	67,664	—	—	67,664

Total Portfolio Investments, Cash and Cash Equivalents	$67,664	$—	$52,566	$120,230

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended September 30, 2024 (amounts in thousands):

Three Months Ended September 30, 2024:	First Lien Senior Secured	Total
Fair value, beginning of period	$218,139	$218,139
Purchase of investments	275,514	275,514
Proceeds from principal repayments and sales of investments	(651)	(651)
Amortization of premium/accretion of discount, net	263	263
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	22	22
Receipt of paid-in-kind interest	261	261
Transfers out of Level 3	—	—
Transfers to Level 3	—	—

Fair value, end of period	$493,548	$493,548

Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2024	$22	$22
The below table presents a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2024 (amounts in thousands):

Nine Months Ended September 30, 2024:	First Lien Senior Secured	Total
Fair value, beginning of period	$52,566	$52,566
Purchase of investments	441,043	441,043
Proceeds from principal repayments and sales of investments	(651)	(651)
Amortization of premium/accretion of discount, net	393	393
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(176)	(176)
Receipt of paid-in-kind interest	373	373
Transfers out of Level 3	—	—
Transfers to Level 3	—	—

Fair value, end of period	$493,548	$493,548

Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2024	$(176)	$(176)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2024 and December 31, 2023, respectively (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of September 30, 2024	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
First Lien Senior Secured	$493,548	Income Approach	Discount Rate	9.17% - 13.65%	10.99%

	$493,548

Asset Class	Fair Value as of December 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average (1)
First Lien Senior Secured	$52,566	Income Approach	Discount Rate	11.17% - 11.36%	11.26%

	$52,566

(1)	Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
6. BORROWINGS
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio was 175.7% and 234.5%, respectively.
The Company’s outstanding debt obligations as of September 30, 2024 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
JPM Facility	$400,000	$309,680	$309,680	$90,320	10/18/2028

Total	$400,000	$309,680	$309,680	$90,320

The Company’s outstanding debt obligations as of December 31, 2023 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
JPM Facility	$200,000	$52,250	$52,250	$147,750	10/18/2028

Total	$200,000	$52,250	$52,250	$147,750

(1)	The unused portion is the amount upon which commitment fees are based, if any.

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Stated interest expense	$4,437	$5,524
Unused/undrawn fees	146	612
Amortization of deferred financing costs	216	645

Total interest expense	$4,799	$6,781

Average borrowings	$216,828	$90,499
Weighted average interest rate (1)	8.41%	9.05%
Amortization of deferred financing costs	0.40%	0.95%

Total borrowing costs	8.81%	10.00%

(1)	Calculated as the sum of stated interest expense and unused/undrawn fees divided by the average borrowings during the period. This number represents an annualized amount.

Revolving Credit Facility
On October 18, 2023, the
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
The JPM Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the JPM Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2024, the interest charged on the JPM Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.65% prior to the earlier of (x) the first day on which the Company has drawn more than one-third
of its Capital Commitments and (y) April 18, 2025 and (2) 2.75% thereafter. Under the JPM Facility, the Financing SPV will pay an undrawn fee of (i) during the first nine months of the JPM Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.
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
As of September 30, 2024, total commitments under the JPM Facility were $400 million.
As of September 30, 2024, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the JPM Facility.
7. COMMITMENTS AND CONTINGENCIES
Capital Commitments
The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	September 30, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,689,368	$1,459,292	13.62%	$1,403,018	$1,332,727	5.01%

Portfolio Company Commitments
The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30,

2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of September 30, 2024 and December 31, 2023, the Company had the following unfunded commitments by investment types (amounts in thousands):

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	September 30, 2024	December 31, 2023
Adelaide Borrower, LLC	First Lien Senior Secured Delayed Draw Term Loan	05/08/2030	$5,353	$—
Adelaide Borrower, LLC	First Lien Senior Secured Revolving Loan	08/08/2030	3,332	—
Ascend Partner Services LLC	First Lien Senior Secured Delayed Draw Term Loan	08/11/2031	10,401	—
Ascend Partner Services LLC	First Lien Senior Secured Revolving Loan	08/11/2031	2,080	—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	03/19/2031	4,670	—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	03/19/2031	2,076	—
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	05/20/2031	1,497	—
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	05/20/2031	1,475	—
CB Buyer, Inc.	First Lien Senior Secured Delayed Draw Term Loan	07/01/2031	6,037	—
CB Buyer, Inc.	First Lien Senior Secured Revolving Loan	07/01/2031	2,354	—
Cdata Software, Inc.	First Lien Senior Secured Delayed Draw Term Loan	07/18/2030	3,083	—
Cdata Software, Inc.	First Lien Senior Secured Delayed Payment Draw Term Loan	07/18/2030	3,540	—
Cdata Software, Inc.	First Lien Senior Secured Revolving Loan	07/18/2030	3,699	—
Coding Solutions Acquisition, Inc.	First Lien Senior Secured Delayed Draw Term Loan	08/07/2031	5,509	—
Coding Solutions Acquisition, Inc.	First Lien Senior Secured Revolving Loan	08/07/2031	2,233	—
CPEX Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	03/01/2030	2,705	—
CPEX Purchaser, LLC	First Lien Senior Secured Revolving Loan	03/01/2030	9,818	—
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	01/25/2030	2,375	—
LogRhythm, Inc.	First Lien Senior Secured Revolving Loan	07/02/2029	5,482	—
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	09/29/2025	66	1,258
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	09/27/2030	3,881	3,881
Recorded Future, Inc.	First Lien Senior Secured Delayed Draw Term Loan	06/28/2030	4,032	—
Recorded Future, Inc.	First Lien Senior Secured Revolving Loan	06/28/2030	2,499	—
Sapphire Software Buyer, Inc	First Lien Senior Secured Revolving Loan	09/30/2031	3,656	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	06/23/2031	15,259	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	06/21/2030	3,083	—

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	September 30, 2024	December 31, 2023
Xactly Corporation	First Lien Senior Secured Revolving Loan	07/30/2027	$1,575	$—
Zone & Company Software Consulting, LLC	First Lien Senior Secured Delayed Draw Term Loan	09/13/2030	11,860	—
Zone & Company Software Consulting, LLC	First Lien Senior Secured Payment Delayed Draw Term Loan	09/13/2030	1,793	—
Zone & Company Software Consulting, LLC	First Lien Senior Secured Revolving Loan	09/13/2030	6,354	—

Total			$131,777	$5,139

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2024, management is not aware of any pending or threatened litigation.
8. NET ASSETS
Subscriptions and Drawdowns
The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.
During the three and nine months ended September 30, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed
basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2024, the Company had received Capital Commitments totaling $1,689.4 million ($1,459.3 million remaining undrawn), of which $104.8 million ($88.9 million remaining undrawn) are from affiliates of the Adviser.
The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns for the nine months ended September 30, 2024 (dollars in thousands except per share amounts):

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds
March 25, 2024	2,989,257	$74,731
September 13, 2024	3,383,773	85,054

Total	6,373,030	$159,785

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT
The following table reflects the distributions declared on the Company’s common stock for the nine months ended September 30, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
May 7, 2024	May 31, 2024	June 13, 2024	$0.30	$1,740
August 8, 2024	August 31, 2024	September 13, 2024	$0.55	$3,208
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

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the nine months ended September 30, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
June 13, 2024	$803	32,054
August 13, 2024	1,488	59,199

Total	$2,291	91,253
10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Net increase (decrease) in net assets resulting from operations	$4,093	$7,137
Weighted average shares of common stock outstanding (basic and diluted)	6,506,574	5,123,529
Earnings (loss) per share	$0.63	$1.39
11. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Per share data:
Net asset value, beginning of period	$25.22	$25.00

Net investment income (loss) (1)	0.63	1.43
Net realized and unrealized gain (loss) (2)	(0.01)	(0.29)

Net increase (decrease) in net assets from operations	0.62	1.14
Distributions declared (3)	(0.55)	(0.85)

Total increase (decrease) in net assets	0.07	0.29

Net asset value, end of period	$25.29	$25.29

Shares Outstanding, end of period	9,275,921	9,275,921
Total Return (4)	2.46%	4.56%
Ratios
Ratio of net expenses to average net assets (5)	18.17%	12.56%
Ratio of net investment income (loss) to average net assets (5)	10.79%	7.89%
Portfolio turnover rate (6)	0.18%	0.30%
Supplemental Data
Net Assets, end of period	$234,556	$234,556
Weighted average shares outstanding	6,506,574	5,123,529
Total capital commitments, end of period	$1,689,368	$1,689,368
Average debt outstanding	$216,828	$90,499
Asset coverage ratio	175.7%	175.7%
Ratio of total contributed capital to total committed capital, end of period	13.62%	13.62%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	For the three and nine months ended September 30, 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(4)
Total return is calculated as the change in NAV per share during the period plus distributions per share divided by the NAV per share at the beginning of the period. Distributions are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return is for the period indicated and has not been annualized.

(5)
Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs. For the three and nine months ended September 30, 2024, the ratio of total operating expenses to average net assets respectively was 16.95% and 13.74% respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (1.22%) and 1.18% respectively, of average net assets.

(6)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.
12. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2024, except as discussed as below.
On November 6, 2024, the Board declared a quarterly dividend of $0.63 per share payable on December 13, 2024, to Stockholders of record as of November 6, 2024.
On November 7, 2024, the Company issued and sold approximately 1,068,824 shares of the Company’s Common Stock, resulting in gross proceeds of approximately $26,645,000.
The sale of Common Stock was made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days’ prior notice to investors.
The issuance of the Common Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable. The Company relied upon representations from the investors in the subscription agreements that each investor was, as applicable, either (a) an “accredited investor” as defined in Regulation D under the Securities Act or (b) not a “U.S. person” as defined in Regulation S under the Securities Act.

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

As of September 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments was approximately 10.9% and 12.5%, respectively.

Portfolio Composition

The total value of our investment portfolio was $493.5 million as of September 30, 2024, as compared to $52.6 million as of December 31, 2023. As of September 30, 2024, we had investments in nineteen portfolio companies with an aggregate cost of $493.8 million. As of December 31, 2023, we had investments in two portfolio companies with an aggregate cost of $52.6 million. As of September 30, 2024 and December 31, 2023, the number of our portfolio companies that represented greater than 10% of the total fair value of our investment portfolio was one and two, respectively.

As of September 30, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$493,786	100%	$493,548	100%

	$493,786	100%	$493,548	100%

As of December 31, 2023, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$52,628	100%	$52,566	100%

	$52,628	100%	$52,566	100%

Investment Activity

During the three months ended September 30, 2024, we made nine new investments totaling $272.1 million and made investments in existing portfolio companies of $3.4 million. During the three months ended September 30, 2024, we received $0.7 million of portfolio company principal payments.

Total portfolio investment activity for the three months ended September 30, 2024, was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	Total
Fair value, beginning of period	$218,139	$218,139
New investments	275,514	275,514
Proceeds from principal repayments and sales of investments	(651)	(651)
Accretion of loan premium/discount net	263	263
Unrealized appreciation (depreciation)	22	22
Receipt of paid-in-kind interest	261	261

Fair value, end of period	$493,548	$493,548

During the nine months ended September 30, 2024, we made seventeen new investments totaling $439.8 million and made investments in existing portfolio companies of $1.2 million. During the nine months ended September 30, 2024, we received $0.7 million of portfolio company principal payments.

Total portfolio investment activity for the nine months ended September 30, 2024 was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	Total
Fair value, beginning of period	$52,566	$52,566
New investments	441,043	441,043
Proceeds from principal repayments and sales of investments	(651)	(651)
Accretion of loan premium/discount net	393	393
Unrealized appreciation (depreciation)	(176)	(176)
Receipt of paid-in-kind interest	373	373

Fair value, end of period	$493,548	$493,548

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of September 30, 2024 and December 31, 2023 (amounts in thousands).

	September 30, 2024			December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$24,140	4.9%	$—	0.0%
Grade 2	469,408	95.1%	52,566	100.0%
Grade 3	—	0.0%	—	0.0%
Grade 4	—	0.0%	—	0.0%

Total Investments	$493,548	100.0%	$52,566	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2024, and December 31, 2023 we had no non-accrual assets.

Results of Operations

Comparison of the three and nine months ended September 30, 2024

The following table represents the operating results for the three and nine months ended September 30, 2024 (amounts in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Total investment income	$11,868	$19,600
Net operating expenses	7,743	12,233

Net investment income before excise tax	4,125	7,367
Excise tax expense	54	54

Net investment income after excise tax	4,071	7,313
Net unrealized appreciation / (depreciation)	22	(176)

Net increase in net assets resulting from operations	$4,093	$7,137

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Total interest income	$11,447	$18,622
Total payment-in-kind interest income	261	373
Total other income	160	605

Total investment income	$11,868	$19,600

Investment income for the three and nine months ended September 30, 2024 was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Interest and other debt expenses	$4,799	$6,781
Management fees	681	1,175
Incentive fees	458	458
Offering costs	398	1,186
Professional fees	244	1,407
Other general and administrative expenses	345	1,110
Administrative service expenses	318	1,342

Total expenses	$7,243	$13,459

Less: Expense support	—	(1,726)
Expense support recoupment	500	500

Net expenses	$7,743	$12,233

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. For the three and nine months ended September 30, 2024, the Company incurred $0.2 million and $1.4 million in professional fees, respectively.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3. Significant Agreements and Related Party Transactions to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and nine months ended September 30, 2024, the Company incurred $0.3 million and $1.3 million of administrative service expenses, respectively.

Interest and Other Debt Expenses

Interest and other financing fees for the three and nine months ended September 30, 2024 were attributable to borrowings under the JPM Facility (as discussed below under “Liquidity and Capital Resources”). For the three and nine months ended September 30, 2024, the Company incurred $4.8 million and $6.8 million in interest and other debt expenses, respectively.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the three and nine months ended September 30, 2024, the Company incurred $0.4 million and $1.2 million in offering costs, respectively.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three and nine months ended September 30, 2024, the Company incurred $0.3 million and $1.1 million in other general and administrative expenses, respectively.

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

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2024, the Company incurred Management Fees of $0.7 million and $1.2 million, respectively.

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

For the three and nine months ended September 30, 2024, the Company incurred Incentive Fees of $0.5 million.

Net Unrealized Appreciation

Net unrealized appreciation for the three and nine months ended September 30, 2024 was as follows (amounts in thousands):

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Non-Control / Non-Affiliate investments	$22	$(176)

Net unrealized appreciation / (depreciation) on investments	$22	$(176)

For the three months ended September 30, 2024, we recorded net unrealized appreciation on our current portfolio of $0.02 million. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

For the nine months ended September 30, 2024, we recorded net unrealized depreciation on our current portfolio of $0.2 million. The net unrealized depreciation on the Company’s current portfolio was a result of the fair value of the majority of the portfolio assets being equal to their original cost, given the recency of origination and stable portfolio performance since origination.

Liquidity and Capital Resources

We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the JPM Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 175.7% as of September 30, 2024.

Cash Flows

For the nine months ended September 30, 2024, we experienced a net decrease in cash in the amount of $15.3 million. During that period, our operating activities used $428.3 million in cash, consisting primarily of purchases of portfolio investments of $441.0 million. In addition, financing activities provided net cash of $413.0 million, consisting primarily of net borrowings under the JPM Facility of $257.4 million and proceeds from the issuance of Common Stock of $162.1 million. At September 30, 2024, we had $52.4 million of cash and cash equivalents on hand.

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

The JPM Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the JPM Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2024, the interest charged on the JPM Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.65% prior to the earlier of (x) the first day on which the Company has drawn more than one-third of its Capital Commitments and (y) April 18, 2025 and (2) 2.75% thereafter. Under the JPM Facility, the Financing SPV will pay an undrawn fee of (i) during the first nine months of the JPM Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

As of September 30, 2024, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the JPM Facility.

As of September 30, 2024, total commitments under the JPM Facility were $400 million.

As of September 30, 2024, we had U.S. dollar borrowings of $309.7 million outstanding under the JPM Facility with a weighted average interest rate of 7.77%.

Distributions to Stockholders

We elected to be treated as a RIC under Subchapter M of the Code for our tax year ended December 31, 2023, and intend to make the required distributions to our Stockholders as specified therein and qualify annually as a RIC. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our Common Stock instead of in cash. A Stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the Stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our Common Stock.

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

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our Stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized. See “Recent Developments” below, as well as Note 12 Subsequent Events to our Consolidated Financial Statements, regarding a subsequent event relating to distributions declared to our Stockholders.

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

Income Taxes

We elected to be treated as a RIC under Subchapter M of the Code for our tax year ended December 31, 2023, and intend to qualify annually as a RIC. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually satisfy the Annual Distribution Requirement.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of September 30, 2024 and December 31, 2023 was as follows (amounts in thousands):

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	September 30, 2024	December 31, 2023
Adelaide Borrower, LLC	First Lien Senior Secured Delayed Draw Term Loan	05/08/2030	$5,353	$—
Adelaide Borrower, LLC	First Lien Senior Secured Revolving Loan	08/08/2030	3,332	—
Ascend Partner Services LLC	First Lien Senior Secured Delayed Draw Term Loan	08/11/2031	10,401	—
Ascend Partner Services LLC	First Lien Senior Secured Revolving Loan	08/11/2031	2,080	—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	03/19/2031	4,670	—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	03/19/2031	2,076	—
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	05/20/2031	1,497	—
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	05/20/2031	1,475	—
CB Buyer, Inc.	First Lien Senior Secured Delayed Draw Term Loan	07/01/2031	6,037	—
CB Buyer, Inc.	First Lien Senior Secured Revolving Loan	07/01/2031	2,354	—
CData Software, Inc.	First Lien Senior Secured Delayed Draw Term Loan	07/18/2030	3,083	—
CData Software, Inc.	First Lien Senior Secured Delayed Payment Draw Term Loan	07/18/2030	3,540	—
CData Software, Inc.	First Lien Senior Secured Revolving Loan	07/18/2030	3,699	—
Coding Solutions Acquisition, Inc.	First Lien Senior Secured Delayed Draw Term Loan	08/07/2031	5,509	—
Coding Solutions Acquisition, Inc.	First Lien Senior Secured Revolving Loan	08/07/2031	2,233	—
CPEX Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	03/01/2030	2,705	—
CPEX Purchaser, LLC	First Lien Senior Secured Revolving Loan	03/01/2030	9,818	—
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	01/25/2030	2,375	—
LogRhythm, Inc.	First Lien Senior Secured Revolving Loan	07/02/2029	5,482	—
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	09/29/2025	66	1,258
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	09/27/2030	3,881	3,881
Recorded Future, Inc.	First Lien Senior Secured Delayed Draw Term Loan	06/28/2030	4,032	—
Recorded Future, Inc.	First Lien Senior Secured Revolving Loan	06/28/2030	2,499	—
Sapphire Software Buyer, Inc	First Lien Senior Secured Revolving Loan	09/30/2031	3,656	—

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	September 30, 2024	December 31, 2023
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	06/23/2031	15,259	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	06/21/2030	3,083	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	07/30/2027	1,575	—
Zone & Company Software Consulting, LLC	First Lien Senior Secured Delayed Draw Term Loan	09/13/2030	11,860	—
Zone & Company Software Consulting, LLC	First Lien Senior Secured Payment Delayed Draw Term Loan	09/13/2030	1,793	—
Zone & Company Software Consulting, LLC	First Lien Senior Secured Revolving Loan	09/13/2030	6,354	—

Total			$131,777	$5,139

Recent Developments

On November 6, 2024, the Board declared a quarterly dividend of $0.63 per share payable on December 13, 2024, to Stockholders of record as of November 6, 2024.

On November 7, 2024, the Company issued and sold approximately 1,068,824 shares of the Company’s Common Stock, resulting in gross proceeds of approximately $26,645,000.

The sale of Common Stock was made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days’ prior notice to investors.

The issuance of the Common Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable. The Company relied upon representations from the investors in the subscription agreements that each investor was, as applicable, either (a) an “accredited investor” as defined in Regulation D under the Securities Act or (b) not a “U.S. person” as defined in Regulation S under the Securities Act.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, including valuation risk and interest rate fluctuations.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board of Directors’ valuation designee, in accordance with our valuation policy and procedures established by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2, Summary of Significant Account Policies to our Consolidated Financial Statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of September 30, 2024, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2024. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2024, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$11,113	$(6,194)	$4,919
Up 150 Basis Points	8,335	(4,645)	3,690
Up 100 Basis Points	5,556	(3,097)	2,459
Up 50 Basis Points	2,778	(1,548)	1,230
Down 50 Basis Points	(2,778)	1,548	(1,230)
Down 100 Basis Points	(5,556)	3,097	(2,459)
Down 150 Basis Points	(8,335)	4,645	(3,690)
Down 200 Basis Points	(11,113)	6,194	(4,919)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act. The Company did not conduct any repurchases of its shares of Common Stock during the three months ended September 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
On November 7, 2024, the Company issued and sold approximately 1,068,824 shares of the Company’s Common Stock, resulting in gross proceeds of approximately $26,645,000.
The sale of Common Stock was made pursuant to subscription agreements entered into by the Company and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten calendar days’ prior notice to investors.
The issuance of the Common Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable. The Company relied upon representations from the investors in the subscription agreements that each investor was, as applicable, either (a) an “accredited investor” as defined in Regulation D under the Securities Act or (b) not a “U.S. person” as defined in Regulation S under the Securities Act.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of the members of our Board of Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits filed as part of this Report are set forth on the Index to Exhibits, which is incorporated herein by reference.

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)

10.1	Amendment No. 1 to the Loan and Security Agreement, dated as of July 3, 2024, by and among 26N DL Funding 1 LLC, as Borrower, 26North BDC, Inc., as Parent and Pledgor, 26N DL SPV LLC, as Pledgor, 26North Direct Lending LP, as Portfolio Manager, the Lenders party thereto, the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent.

10.2	Amendment No. 2 to the Loan and Security Agreement, dated as of September 30, 2024, by and among 26N DL Funding 1 LLC, as Borrower, 26North BDC, Inc., as Parent and Pledgor, 26N DL SPV LLC, as Pledgor, 26North Direct Lending LP, as Portfolio Manager, the Lenders party thereto, the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01665) filed on October 4, 2024).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

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

Date: November 8, 2024	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)