Form 10-K
period 2024-12-31
26North BDC, Inc.
filed 2025-03-03
CIK 1950976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

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

As of December 31, 2024 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of February 28, 2025 was 13,909,942.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

26North bdc, inc.

FORM 10-K FOR THE Year ENDED December 31, 2024

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
the impact of continued inflation;
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
•
political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the recent U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration;
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

Risks Related to Our Business and Structure

•
We have a limited operating history, as does the Adviser.
•
We are a privately placed BDC, and our Stockholders may not be able to transfer or otherwise dispose of our shares of common stock, par value $0.001 (“Common Stock”) at the desired time and prices, or at all.
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
•
We are exposed to risks associated with high rates of inflation.
•
We are exposed to risks associated with changes in interest rates, including the current interest rate environment.
•
We may expose ourselves to risks if we engage in hedging transactions.
•
Our investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our Board of Directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•
Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
•
We will face competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•
The Company may be the subject of litigation or similar proceedings.
•
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
Cybersecurity risks and cyber incidents, including cyberattacks, may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
•
Compliance with the privacy laws to which we are subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action being taken and/or could negatively impact the business, financial condition and operating results of us or our portfolio companies.
•
Our Board of Directors may change our operating policies and strategies without prior notice or Stockholder approval, the effects of which may be adverse to our Stockholders.
•
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
•
We are subject to regulations not applicable to private companies. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
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
•
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

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

ITEM 1. BUSINESS

The Company — 26North BDC, Inc.

The Company, a Maryland corporation, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Adviser, a Delaware limited partnership and subsidiary of 26North Partners LP, serves as our investment adviser and is responsible for portfolio and risk management of the Company. Subject to the overall supervision of our board of directors (the “Board of Directors”), the Adviser manages our day-to-day operations and provides investment advisory and management services to us. The Company elected to be treated as a RIC under Subchapter M of the Code beginning for its tax year ended December 31, 2023, and intends to qualify annually as a RIC. As a BDC and a RIC, we will be required to comply with certain regulatory requirements. See “Item 1. Business — Regulation as a Business Development Company” and “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”

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

26North

26North commenced operations in 2022 with its principal place of business in New York, NY and is building an integrated, multi-asset class investment platform. 26North seeks to provide asset management services to its clients related to a variety of investment strategies—currently, Private Equity, Direct Lending, and Reinsurance & Insurance Asset Management. As of December 31, 2024 26North has approximately $25 billion in assets under management and a team of more than 120 professionals, comprised of a combination of full-time employees, operating partners and senior advisors.1

1.
Operating partners and senior advisors are independent consultants and not employees of 26North. Any compensation or remuneration paid to operating partners and senior advisors in the form of retainers or similar guaranteed minimum amounts, or for services rendered to or on behalf of the Company, or an allocable portion thereof, are expected to be borne by the Company and will not offset (or otherwise reduce) any fees (including the Management Fee or Incentive Fee) or expenses payable by the Company. Operating partners and senior advisors are third-party advisors that help source transactions and investment opportunities, including for the Company, as well as provide advice as to general industry trends. As such individuals are not employees of 26North, they do not receive a salary from 26North. Instead, these individuals are compensated by the Adviser to the extent they are involved in sourcing transactions and investment opportunities for the Company, or otherwise by the Company as permitted by, and pursuant to the terms of, the Administration Agreement.

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

The Administrator, on behalf of us and at our expense, may retain one or more service providers that may or may not also be affiliates of 26North to serve as sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for us. Any fees we pay, or indemnification obligations we undertake, in respect of the administrator and those other service providers that are 26North affiliates, will be set at arm’s length and approved by the Independent Directors (as defined below). The Administrator entered into a sub-administration agreement with SEI Global Services, Inc. (“SEI”), on behalf of the Fund, pursuant to which SEI will receive compensation for its services.

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

Investment Process Overview

Investment Process

The Adviser leverages a streamlined and efficient investment process:

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

Due Diligence Process

As the middle market loans in which we invest are exposed to loss of principal but have capped upside, the Adviser’s due diligence process focuses on identifying risk in an effort to ensure that our investments are downside protected. In conducting diligence, the Adviser utilizes “private equity style” diligence, including a bottom-up, fundamental research approach to its potential investments. The Adviser uses varied and extensive sources of information to inform its view, leveraging the expertise of its personnel and legal counsel. In conducting due diligence, the Adviser seeks to leverage information provided by companies, financial sponsors and publicly available information, as well as information from relationships with former and current management teams, consultants, competitors and investment bankers.

The Adviser’s due diligence of a prospective portfolio company typically includes:

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
•
review of loan documents;
•
risk factors associated with responsible investment (“RI”) issues;
•
background checks; and
•
research relating to the portfolio company’s management, industry, markets, products and services and competitors.

The Adviser utilizes attorneys, independent auditors and other third-party advisers to conduct additional due diligence with respect to an investment prior to the closing of an investment where appropriate. Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to the Investment Committee. The Investment Committee will determine whether to pursue the potential investment. All new investments are required to be reviewed by the Investment Committee.

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

Compensation of the Adviser

We pay the Adviser an investment advisory fee for its services under the Investment Advisory Agreement consisting of two components: a Management Fee (described below) and an Incentive Fee (described below). The cost of both the Management Fee and the Incentive Fee is ultimately be borne by the Stockholders.

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

Incentive Fee

We pay to the Adviser an Incentive Fee that consists of two parts. The “Investment Income Incentive Fee” is calculated and payable on a quarterly basis, in arrears, and equals 10% (17.5% in the event of an Exchange Listing) of “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.5% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and a “catch-up” feature.

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

We pay the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

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

Because of the structure of the Investment Income Incentive Fee, it is possible that we may pay an Investment Income Incentive Fee in a calendar quarter in which we incur a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the Hurdle rate, we pay the applicable Investment Income Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, because the Hurdle Amount is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses may increase the likelihood that the Hurdle Amount is reached and therefore the likelihood of us paying an Incentive Fee in a given calendar quarter. In addition, if market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for the Adviser to surpass the fixed Hurdle rate and receive an incentive fee based on such net investment income. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee prior to an Exchange Listing:

The following is a graphical representation of the calculation of the income-related portion of the incentive fee following an Exchange Listing:

The “Capital Gains Incentive Fee” is an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 10% (17.5% following an Exchange Listing) of realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

We accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain.

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

Payment of Our Expenses under the Investment Advisory and Administration Agreements

Except as specifically provided below, all investment professionals and staff of the Adviser (or its affiliates), when and to the extent engaged in providing investment advisory and management services for us, and the base compensation, bonus and benefits, and the routine overhead expenses (including rent, utilities and office supplies), of such personnel allocable to such services, are provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including all other costs and expenses of our operations and transactions including those relating to:

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser has elected, and may in the future elect, to pay certain of our expenses on our behalf (“Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or stockholder servicing fees. Any Expense Payment that the Adviser commits to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our Stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to as “Excess Operating Funds”), the Company pays such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed; provided, that the Company shall have commenced operations prior to making any such payments. Any payments required to be made by the Company under the Expense Support Agreement are referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

Our obligation to make a Reimbursement Payment will automatically become a liability on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter will be paid by the Company to the Adviser in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than forty-five days after the end of such calendar quarter.

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

Either the Company or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Adviser will remain our obligation following any such termination, subject to the terms of the Expense Support Agreement.

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

Resource Sharing Agreement

The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with 26North, pursuant to which 26North provides the Adviser with experienced investment professionals and access to the resources of 26North so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of 26North’s investment professionals.

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

There are no brokerage charges or other charges to Stockholders who participate in the distribution reinvestment plan. The plan administrator’s fees are paid by us.

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

The plan is terminable by us upon notice in writing mailed to each Stockholder of record at least 30 days prior to any record date for the payment of any distribution by us.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees of our Adviser. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws.

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

The Company, however, may in the future hold at least some investments through subsidiaries that are not transparent for U.S. federal income tax purposes. The Company may choose (but is not required) to hold investments through a non-transparent subsidiary in order to address 1940 Act issues, tax considerations, or for other reasons. Some non-transparent subsidiaries, e.g., U.S. corporate subsidiaries, may involve subsidiary-level tax leakage. The Adviser, in its sole discretion, will determine whether to hold particular investments through non-transparent subsidiaries.

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

Taxation as a Regulated Investment Company

The Company elected to be treated as a RIC under Subchapter M of the Code beginning for its tax year ended December 31, 2023, and intends to qualify annually as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to the Stockholders as dividends.

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

We were formed as a Maryland corporation on October 13, 2022, and commenced operations on October 11, 2023. Accordingly, we are an entity with a limited operating history on which a prospective investor can evaluate an investment in our Common Stock. Additionally, the Adviser and its affiliates have a limited operating history. As a result, we are subject to all of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a Stockholder’s investment could decline substantially or become worthless.

Additionally, the results of any other funds and accounts managed by our Founder or Adviser, the Senior Investment Team or their affiliates are not indicative of the results that we may achieve.

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

We have entered, directly or through the Financing SPV, into the Credit Facilities (as defined below) and may enter into one or more additional credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close additional credit facilities or obtain other financing. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information regarding the Credit Facilities.

Further, if our borrowing base under certain of the Credit Facilities or any additional credit facilities or other borrowings were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, certain of the Credit Facilities require, and any additional credit facility may require, that we repay advances under such Credit Facilities or other credit facility or other borrowings, as applicable, sell portfolio investments or make deposits to a collection account, any of which could have a material adverse impact on our ability to fund future investments and to make distributions.

The Credit Facilities contain, and any additional credit facilities or other borrowings may contain, certain limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, obligor size, payment frequency and status, time to maturity, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. The Credit Facilities include, and additional credit facilities or other borrowings may include, borrowing base breach triggers based on portfolio performance, which if triggered could limit further advances and, in some cases, result in an event of default. An event of default could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.

Also, the financing documents governing the Credit Facilities restrict, and any additional credit facilities or other borrowings may restrict, our ability to create liens on assets to secure additional debt, which may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. The obligations to our creditors under certain of the Credit Facilities are, and any additional credit facilities or other borrowings may be, secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As part of certain of the Credit Facilities, the right to make capital calls upon Stockholders has been pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Stockholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

We are exposed to risks associated with high rates of inflation.

High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity. Certain countries, including the U.S., have experienced increased levels of inflation over the past several years, and persistently high levels of inflation could have a material and adverse impact on the Company’s investments and its returns. For example, if a portfolio company were unable to increase its revenue while the portfolio company’s cost of relevant inputs was increasing, the portfolio company’s profitability likely would suffer, which may impact returns on our investment therein. Likewise, to the extent a portfolio company has revenue streams that are slow or unable to adjust to changes in inflation, including by contractual arrangements or otherwise, the portfolio company could increase revenue by less than its expenses increase. Conversely, as inflation declines, a portfolio company may see its competitors’ costs stabilize sooner or more rapidly than its own.

We are exposed to risks associated with changes in interest rates, including the current interest rate environment.

Because we have borrowed, and anticipate that we will continue to borrow, money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Our investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our Board of Directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and make. As a result, we value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board of Directors. In accordance with Rule 2a-5 under the 1940 Act, our Board of Directors has designated the Adviser to serve as our valuation designee. Subject to the oversight of our Board of Directors, the Adviser values our investments, no less frequently than quarterly, including with the assistance of one or more independent valuation firms. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. In connection with that determination, portfolio company valuations are prepared using different sources, including preliminary valuations obtained from independent valuation firms and/or proprietary models depending on the availability of information and the type of asset being valued, all in accordance with the Adviser’s valuation policy.

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

The Company, our executive officers, directors, and our Adviser, its affiliates and/or any of their respective principals and employees may be the subject of litigation or similar proceedings.

In the ordinary course of its business, the Company, executive officers, directors, and our Adviser, its affiliates and/or any of their respective principals and employees may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect the value of the Company and may continue without resolution for long periods of time. The Company’s investment activities may include activities that will subject it to the risks of becoming involved in litigation by third parties. Any litigation may consume substantial amounts of the Adviser’s and 26North’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The adoption of new or the enhancement of existing laws and regulations may further increase the risk of litigation. Any such litigation would likely have a negative financial impact on the Company. For instance, the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company and would reduce the Company’s net assets. In addition, the new presidential administration has led to leadership changes at a number of U.S. federal regulatory agencies with oversight over our industry. Any changes or reforms may impose additional costs or result in other limitations on us.

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

Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence, such as ChatGPT. We cannot fully determine the impact of such evolving technology at this time.

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

We depend heavily upon computer systems to perform necessary business functions. In this Annual Report we sometimes refer to hardware, software, information, and communications systems maintained by 26North and used by us, the Adviser, and the Administrator as “our” systems. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack, such as unauthorized access, use, alteration, or destruction, from physical and electronic break-ins, or unauthorized tampering, or an unintentional event, such as a natural disaster, an industrial accident, failure of our disaster recovery systems, or employee error. These events could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, regulatory penalties, increased cybersecurity protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our Adviser’s employees, our Administrator’s employees, their affiliates’ employees, our investors and others, and other sensitive information that we may collect, processes and store. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks as such attacks are becoming more sophisticated and difficult to detect. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident, enhanced by artificial technologies, will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We may outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above. For that reason, we cannot guarantee that third parties and infrastructure in our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

In addition, cybersecurity has become a priority for regulators in the U.S. and around the world. In February 2022, the SEC proposed, and subsequently delayed the adoption of, new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. In May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. We will need to comply with this amended rule beginning December 2025. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management, a portion of which may be allocated to us. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

We and our service providers may be impacted by remote working environments. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above as remote working environments may be less secure and more susceptible to hacking attacks.

Compliance with the privacy laws to which we are subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action being taken and/or could negatively impact the business, financial condition and operating results of us or our portfolio companies.

We and our portfolio companies, as well as the Adviser and 26North, may be subject to laws and regulations related to privacy, data protection and information security in the jurisdictions in which we/they do business, including such laws and regulations as enacted, implemented and amended in the United States, the European Union (the “EU”) (and its member states), and the United Kingdom (the “UK”) (regardless of where the Adviser, 26North, we and our portfolio companies, and their/our affiliates have establishments) from time to time, including the General Data Protection Regulation (the “General GDPR”), U.K. Data Protection Regulation (EU 2016/679) (the “GDPR”), the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), New York SHIELD Act (the “SHIELD Act”), the General Data (collectively, the “Privacy Laws”). These Privacy Laws and related regulations are quickly evolving and may conflict with one another. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, or financial performance or plans for growth may be adversely impacted.

Compliance with the applicable Privacy Laws may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources by the Adviser, 26North, us and our portfolio companies, and/ or each of their affiliates, which may increase over time (in particular in relation to any transfers of relevant personal data to third parties located in certain jurisdictions). Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our, our investment adviser’s contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and controls security policies with respect to such data could result in significant investigation, including testing the implementation remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of these procedures which could harm our business and controls results of operations.

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

We cannot assure prospective investors when we will undertake any Liquidity Event, including an Exchange Listing, or that we will undertake any Liquidity Event, including an Exchange Listing. If we undertake an Exchange Listing, we cannot assure prospective investors of the share price at which such listing would be consummated. If the Company does not consummate any Liquidity Event, the Company may determine to (but shall not be obligated to) offer Stockholders the option to restructure their investment in the Company by either (i) exchanging all or a portion of their shares of Common Stock for an interest in a Liquidating Vehicle and/or (ii) exchanging their shares of Common Stock for shares in a newly formed entity that will elect to be treated as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, and which may, among other things, seek to publicly list its shares. Any such restructuring may be predicated upon the Company obtaining an exemptive order from the SEC, as well as applicable approvals from the Board of Directors and/or Stockholders.

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

The Adviser and its affiliates may, from time to time, manage assets for funds and accounts other than us. While the Adviser and its affiliates seek to manage potential conflicts of interest in good faith, the portfolio strategies employed by the Adviser and its affiliates in managing its other funds and accounts could conflict with the transactions and strategies employed by the Adviser in managing us and may affect the prices and availability of investments. The Adviser and its affiliates may, from time to time, give advice and make investment recommendations to other affiliate-managed investment vehicles that differ from advice given to, or investment recommendations made to, us, even though their investment objective may be the same or similar to ours. Other affiliate-managed investment vehicles, whether now existing or created in the future, could compete with us for the purchase and sale of investments.

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

In addition, a conflict of interest exists to the extent the Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in the Adviser’s or its affiliates’ employee benefit plans. In these circumstances, the Adviser has an incentive to favor these other investment companies or accounts over us. The Board of Directors seeks to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

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

Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial conditions and results of operations.

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

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets, or if necessary to maintain our status as a RIC. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the then-current value of such investments.

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

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount (“OID”)) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

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

The Small Business Credit Availability Act, signed into law in 2018, has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. Because the Adviser, our sole initial Stockholder, approved a proposal to reduce the asset coverage ratio to 150%, the ratio applicable to our senior securities is 150%.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to shares of our Common Stock to increase more sharply than it would had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay dividends on our shares of Common Stock, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “ —Risks Relating to Our Business and Structure We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

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

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. For example, certain debt investments that we will make in portfolio companies are secured on a second priority lien basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the first priority or second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the first priority or second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first lien debt. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company.

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

Certain of the portfolio companies in which we may invest may be impacted by inflation. U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and may adversely affect our portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact the return on our investments, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Rule 18f-4 under the 1940 Act impacts the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives and certain other related instruments and do not qualify as a “limited derivatives user” are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. We operate and intend to continue to qualify as a “limited derivatives user” and have adopted compliance policies to monitor our derivatives exposure under Rule 18f-4.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or in order to maintain our RIC status, or otherwise. Our ability to make follow-on investments may also be limited by the Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

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

To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with GAAP and taxable income prior to receipt of cash, including the following:

•
OID instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•
OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
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

Risks Related to the Private Placement of Common Stock

Stockholders are obligated to fund drawdowns and may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash.

Until the earlier of (i) an Exchange Listing and (ii) the end of the Fundraising Period (or such later time as set forth under “Item 1. Business — The Private Offering”), Stockholders are obligated to fund drawdowns to purchase shares of Common Stock based on their Capital Commitment. To satisfy such obligations, Stockholders may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. Failure by a Stockholder to timely fund its Capital Commitment may result in some of its shares of Common Stock being forfeited or subject the Stockholder to other remedies available to us, as set forth in further detail in the form of Subscription Agreement attached as an exhibit to this Annual Report. Failure of a Stockholder to contribute their Capital Commitments could also cause us to be unable to realize our investment objective. A default by a substantial number of Stockholders or by one or more Stockholders who have made substantial Capital Commitments would limit our opportunities for investment or diversification and would likely reduce our returns.

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

Because the Common Stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the Common Stock has to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Stockholders who choose to reinvest their distributions may see their percentage stake increased to more than 5%, thus triggering this filing requirement. Each Stockholder is responsible for determining their filing obligations and preparing the filings. In addition, Stockholders who hold more than 10% of a class of our equity securities may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale, or sale and purchase, of registered stock within a six-month period.

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

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Because we have issued, and anticipate that we will continue to issue, our securities through Private Offerings, the sale of shares of our Common Stock has not been registered under the 1933 Act, or any state securities law and as a result our shares of Common Stock are and will be restricted as to transfer by law and the terms of our Charter. Stockholders generally may not sell, assign or transfer their shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Stockholders are not entitled to redeem their shares of our Common Stock. Stockholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

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

The ability of our Stockholders to liquidate their investments is limited. If we were to conduct an Exchange Listing in the future, a large volume of sales of our Common Stock could decrease the prevailing market prices of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities in the future. The ability of our Stockholders to liquidate their investments would be limited during any lock-up period; however, the mere perception of the possibility of these sales could depress the market price of our Common Stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our Common Stock price due to actual or anticipated sales of Common Stock from this market overhang could cause some institutions or individuals to engage in short sales of our Common Stock, which may itself cause the price of our stock to decline.

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

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), other than any action arising under federal securities laws, including (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers to us or to the Stockholders, or (iii) any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the MGCL, the Charter or the Bylaws, or (b) any other action asserting a claim against us or any of our directors or officers that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division. None of the forgoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless we consent in writing to such court. This exclusive forum provision, which does not apply to claims arising under the federal securities laws, may limit a Stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us and our directors and officers or may cause a Stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the Stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.

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

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, Stockholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will qualify as a “publicly offered regulated investment company,” as defined in the Code for the tax year ending December 31, 2024. However, there can be no assurance that we will qualify as a “publicly offered regulated investment company” for any of our taxable years. If we are not a “publicly offered regulated investment company” for any year, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Stockholder’s allocable share of the Management Fee and Incentive Fees paid to the Adviser and certain of our other expenses for the year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years. For taxable years beginning after December 31, 2025, the foregoing disallowance of miscellaneous itemized deductions is scheduled to expire, with a reinstatement of the limitation that individuals may deduct certain miscellaneous itemized deductions only to the extent that these deductions exceed, in the aggregate, 2% of the taxpayer’s adjusted gross income, subject to further limitation based on the individual’s adjusted gross income.

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

As a BDC, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, and may require significant expenditures, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We also expect to incur significant additional annual expenses related to these steps, and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements to the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and other similar expenses. We cannot be certain when these activities will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Social, political, economic and other conditions and events, such as natural disasters, epidemics and pandemics, terrorism, conflicts, including those between Russia and Ukraine and in the Middle East, sanctions imposed by the U.S. and other countries in connection with hostilities between Russian and Ukraine and tensions between China and Taiwan, and social unrest, create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, potential for economic recession, interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, which can last many years and have substantial negative effects on credit and securities markets, increase market volatility, increase geopolitical tensions as well as increate negative effects on the economy as a whole; and difficulties in obtaining and/or enforcing legal judgments. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

For example, in December 2019, COVID-19 began rapidly spreading to countries throughout the world, including the United States. General uncertainty surrounding the dangers and impact of COVID-19 created significant disruption in supply chains and economic activity, contributed to labor difficulties and had a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate, materially and adversely impacting the value and performance of certain of our portfolio companies.

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

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

In particular, the global outbreak of COVID-19, along with COVID-19 variants, disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. Future pandemics may have an adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company.

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

The current macroeconomic environment is characterized by labor shortages, strikes, work stoppages, labor disputes, supply chain disruptions and accidents, changing interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions, inflation and persistent recession risk. The risks associated with our and our portfolio companies’' businesses are more severe during periods of economic slowdown or recession.

Our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between the UK and the EU following the UK’s exit from the EU, uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, geopolitical tensions and hostilities, including the conflicts between Russia and Ukraine and in the Middle East and rising tensions between China and Taiwan, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Increasing scrutiny from stakeholders and regulators with respect to responsible investment matters may impose additional costs and expose us to additional risks.

Our Adviser maintains a Responsible Investment Policy that seeks to integrate certain material RI factors into our investment process in accordance with our policy and subject to fiduciary duties and any applicable legal, regulatory or contractual requirements. Although the Adviser views the consideration of RI to be an opportunity to enhance or protect the performance of our investments over the long-term, we cannot guarantee that the RI program will positively impact the performance of any individual investment or the Company as a whole. Our business (including that of our portfolio companies) faces increasing public scrutiny related to RI matters. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance, transparency and consideration of RI factors in our investment processes. Adverse incidents or other developments with respect to RI matters could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, or have a material effect on the return and risk profile of our investments, all of which could adversely affect our business and results of operations.

However, there is no guarantee that the Adviser’s RI practices will reflect the beliefs or values, internal policies or preferred practices of any particular Stockholder or other asset managers or reflect market trends for all RI considerations across geographies and investor types.

Conversely, anti-environmental, social and governance ("ESG") sentiment also has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted, or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, issued related legal opinions, and certain states having issued related legal opinions and pursued related investigations and litigation. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Further, some special interest groups and federal and state officials have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns, legal opinions, and cases alleging discrimination based on such arguments have been initiated since the decision, and in January 2025, a number of Executive Orders focused on diversity, equity, and inclusion (“DEI”) were issued, which caution the private sector to end “illegal DEI discrimination and preferences” and are being implemented in a wide range of federal policies, regulations, and other initiatives, including investigations of private entities. Such anti-ESG and anti-DEI scrutiny could expose us or our Adviser to the risk of investigations or challenges by state or federal authorities, result in reputational harm, require certain investors to divest or discourage certain investors from investing in 26North Funds. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.

Further, considering RI factors when evaluating an investment in certain circumstances could, to the extent material risks associated with an investment are identified, cause the Adviser not to make an investment that it would have made or to make a management decision with respect to an investment differently than it would have made in the absence of such consideration, which carries the risk that the Company could perform differently than investment funds that do not take RI factors into account. Additionally, ESG factors are only some of the many factors that the Adviser expects to consider in making an investment. The Adviser cannot guarantee that the consideration of ESG factors or engagement with portfolio companies with respect to RI factors, which will include qualitative judgments, will positively impact the performance of any individual investment or the Company as a whole. Any responsible investment-related initiatives to which the Adviser becomes a signatory, member, or supporter may not align with the approach used by other asset managers and there is no guarantee that the Adviser will remain a signatory or report at the intended cadence as other similar industry frameworks, if at all.

The materiality of RI risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment style. In evaluating a prospective investment’s RI practices, the Adviser may depend upon information and data provided by the entity or obtained via third-party reporting or advisors, which could be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess or analyze the entity’s RI practices and/or related risks and opportunities. In addition, the Adviser’s responsible investment procedures and practices are expected to change over time. It is also possible that market dynamics or other factors will make it impractical, inadvisable, or impossible for us to adhere to all elements of the RI practices.

Additionally, new regulatory initiatives related to RI that are applicable to us, the Adviser, or our portfolio companies could adversely affect our business. Finally, there is also growing regulatory interest, particularly in the U.S., UK, and EU, in improving transparency around how asset managers define and measure RI performance, in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with responsible investment commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing responsible investment policies and procedures to meet RI commitments to investors. The Adviser’s RI practices and the Adviser could become subject to additional regulation in the future, and the Adviser cannot guarantee that its current approach or the Company’s investments will meet future regulatory requirements or predict the manner in which any such future requirements (including any enforcement with respect thereto) could affect the Company or its investments, including with respect to future administrative burdens and costs. Changes to existing regulations, enactment of new regulations, and changes to enforcement patterns could subject the Adviser to additional compliance burdens, costs, and/or enforcement risks, or impact the Adviser’s ability to deliver on its investment strategy. Moreover, there is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing”.

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

26North has also developed an incident response plan that provides guidelines for preparing for, responding to and recovering from cybersecurity incidents, and facilitates coordination across multiple operational functions. The incident response plan includes processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The incident response plan includes notification to the applicable members of 26North’s technology leadership team, including 26North’s General Counsel (“GC”) and Chief Technology Officer (“CTO”), and, as appropriate, escalation to an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the Risk Committee (as defined below) or the board of directors of 26North, as well as to our Chief Compliance Officer, the Audit Committee of our Board of Directors and to our full Board of Directors, if appropriate.

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

ITEM 2. PROPERTIES

The Company’s principal executive office is at 600 Madison Avenue, 26th Floor, New York, NY 10022. The Company does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. We are also subject to extensive regulation which, from time to time, may result in us being a party to certain lawsuits, legal and/or regulatory proceedings, information requests and investigations in the normal course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs and expenses, diversion of management resources and other factors.

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

Holders

As of February 28, 2025, there were 736 holders of record of our Common Stock.

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

The following table summarizes our distributions declared and payable for the year ended December 31, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
May 7, 2024	May 31, 2024	June 13, 2024	$0.30	$1,740
August 8, 2024	August 31, 2024	September 13, 2024	$0.55	$3,208
November 6, 2024	November 6, 2024	December 13, 2024	$0.63	$5,844

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company in this Annual Report or on the Company’s Current Reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Repurchases of Shares of Common Stock by the Issuer and Affiliated Purchasers

We did not conduct any repurchases of our shares of Common Stock during the year ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. The year ended December 31, 2023 represents the period from October 1, 2023 (period beginning after the date of the financial statements included in the Registration Statement on Form 10) to December 31, 2023.

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

Overview of Our Business

We were formed on October 13, 2022 as a Maryland corporation. On October 11, 2023, we commenced operations and on October 18, 2023, we made our first portfolio company investment. We are externally managed by our Adviser, 26North Direct Lending LP, an investment adviser that is registered with the SEC under the Advisers Act. As an externally managed BDC, we do not have any employees, and our investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay the Adviser for investment and management services pursuant to the terms of the Investment Advisory Agreement. 26North Direct Lending Administration LLC serves as our Administrator. The Administrator provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has entered into a sub-administration agreement with SEI, on behalf of the Fund, pursuant to which SEI will receive compensation for its services.

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

As of December 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments was approximately 10.5% and 12.5%, respectively.

Portfolio Composition

The total value of our investment portfolio was $666.1 million as of December 31, 2024, as compared to $52.6 million as of December 31, 2023. As of December 31, 2024, we had investments in 25 portfolio companies with an aggregate cost of $665.7 million. As of December 31, 2023, we had investments in two portfolio companies with an aggregate cost of $52.6 million. As of December 31, 2024 and December 31, 2023, the number of our portfolio companies that represented greater than 10% of the total fair value of our investment portfolio was one and two, respectively.

As of December 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$665,276	99.9%	$665,741	99.9%
Common equity	400	0.1%	400	0.1%
	$665,676	100.0%	$666,141	100.0%

As of December 31, 2023, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	52,628	100%	$52,566	100%
	$52,628	100%	$52,566	100%

Investment Activity

During the year ended December 31, 2024, we made 24 new investments totaling $635.6 million and made investments in existing portfolio companies of $1.6 million. We had one loan repaid totalling $24.3 million and we received $1.5 million of portfolio company principal payments.

Total portfolio investment activity for the year ended December 31, 2024 was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	Common Equity	Total
Fair value, beginning of period	$52,566	$—	$52,566
New investments	636,752	400	637,152
Proceeds from principal repayments and sales of investments	(25,841)	—	(25,841)
Accretion of loan premium/discount net	920	—	920
Unrealized appreciation (depreciation)	527	—	527
Receipt of paid-in-kind interest	817	—	817
Fair value, end of period	$665,741	$400	$666,141

During the year ended December 31, 2023, we made two new investments totaling $52.6 million. We had no investment realization activity.

Total portfolio investment activity for the year ended December 31, 2023 was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	Total
Fair value, beginning of period	$—	$—
New investments	52,597	52,597
Accretion of loan premium/discount	31	31
Unrealized appreciation (depreciation)	(62)	(62)
Fair value, end of period	$52,566	$52,566

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of December 31, 2024 and December 31, 2023 (amounts in thousands).

	December 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	0.0%	$—	0.0%
Grade 2	666,141	100.0%	52,566	100.0%
Grade 3	—	0.0%	—	0.0%
Grade 4	—	0.0%	—	0.0%
Total Investments	$666,141	100.0%	$52,566	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2024 and December 31, 2023 we had no non-accrual assets.

Results of Operations

Comparison of the years ended December 31, 2024 and December 31, 2023

The following table represents the operating results for the years ended December 31, 2024 and December 31, 2023 (amounts in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Total investment income	$37,210	$1,490
Net operating expenses	23,287	1,426
Net investment income before excise tax	13,923	64
Excise tax expense	121	2
Net investment income after excise tax	13,802	62
Net unrealized appreciation / (depreciation)	527	(62)
Net increase in net assets resulting from operations	$14,329	$—

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Total interest income	$35,508	$1,407
Total payment-in-kind interest income	817	—
Total other income	885	83
Total investment income	$37,210	$1,490

Investment income for the years ended December 31, 2024 and December 31, 2023 was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Interest and other debt expenses	$13,934	$603
Management fees	2,282	90
Administrative service expenses	1,968	1,258
Professional fees	1,581	1,503
Other general and administrative expenses	1,748	209
Offering costs	1,194	341
Investment income incentive fees	1,192	—
Capital gains incentive fees	47	—
Organizational expense	—	896
Total expenses	$23,946	$4,900
Less: Expense support	(1,726)	(3,474)
Expense support recoupment	1,067	—
Net expenses	$23,287	$1,426

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. For the years ended December 31, 2024 and December 31, 2023, the Company incurred $1.6 million and $1.5 million in professional fees, respectively.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3 to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the years ended December 31, 2024 and December 31, 2023, the Company incurred $2.0 million and $1.3 million of administrative service expenses, respectively.

Interest and Other Debt Expenses

Interest and other financing fees for the years ended December 31, 2024 and December 31, 2023 were attributable to borrowings under the JPM Facility (as discussed below under “Liquidity and Capital Resources”). For the years ended December 31, 2024 and December 31, 2023, the Company incurred $13.9 million and $0.6 million in interest and other debt expenses, respectively.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the years ended December 31, 2024 and December 31, 2023, the Company incurred $1.2 million and $0.3 million in offering costs, respectively.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the years ended December 31, 2024 and December 31, 2023, the Company incurred $1.7 million and $0.2 million in other general and administrative expenses, respectively.

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

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the years ended December 31, 2024 and December 31, 2023, the Company incurred Management Fees of $2.3 million and $0.1 million, respectively.

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

For the year ended December 31, 2024, the Company incurred Incentive Fees of $1.2 million. The Company did not incur Incentive fees for the year ended December 31, 2023.

Net Unrealized Appreciation

Net unrealized appreciation during the years ended December 31, 2024 and December 31, 2023 was as follows (amounts in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Non-Control / Non-Affiliate investments	$527	$(62)
Net unrealized appreciation / (depreciation) on investments	$527	$(62)

For the year ended December 31, 2024, we recorded net unrealized appreciation on our current portfolio of $0.5 million. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

For the year ended December 31, 2023, we recorded net unrealized depreciation on our current portfolio of $0.1 million. The net unrealized depreciation on the Company’s current portfolio was a result of the fair value of the majority of the portfolio assets being equal to their original cost, given the recency of origination and stable portfolio performance since origination.

Liquidity and Capital Resources

We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our credit facilities, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 207.2% and 234.5% as of December 31, 2024 and December 31, 2023, respectively.

Cash Flows

For the year ended December 31, 2024, we experienced a net decrease in cash in the amount of $54.7 million. During that period, our operating activities used $595.4 million in cash, consisting primarily of purchases of portfolio investments of $637.2 million. In addition, financing activities provided net cash of $540.6 million, consisting primarily of net borrowings under the JPM Facility of $276.1 million and proceeds from the issuance of Common Stock of $278.3 million. At December 31, 2024, we had $12.9 million of cash and cash equivalents on hand.

For the year ended December 31, 2023, we experienced a net increase in cash in the amount of $67.6 million. During that period, our operating activities used $51.9 million in cash, consisting primarily of purchases of portfolio investments of $52.6 million. In addition, financing activities provided net cash of $119.5 million, consisting primarily of borrowings under the JPM Facility of $52.3 million and proceeds from the issuance of Common Stock of $70.3 million. At December 31, 2023, we had $67.7 million of cash on hand.

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

The JPM Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the JPM Facility are available in U.S. dollars and other permitted currencies. As of December 31, 2024, the interest charged on the JPM Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.65% prior to the earlier of (x) the first day on which the Company has drawn more than one-third of its Capital Commitments and (y) April 18, 2025 and (2) 2.75% thereafter. As of December 31, 2024, under the JPM Facility, the Financing SPV was required to pay an undrawn fee of (i) during the first nine months of the JPM Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

As of December 31, 2024, obligations of the Financing SPV to the lenders under the JPM Facility were secured by a first priority security interest in the unfunded Capital Commitments to the Company and the related proceeds and all of the Financing SPV’s portfolio investments and other assets.

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

As of December 31, 2024, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the JPM Facility.

As of December 31, 2024, we had U.S. dollar borrowings of $328.4 million outstanding under the JPM Facility with a weighted average interest rate of 7.19%.

Distributions to Stockholders

We elected to be treated as a RIC under the Subchapter M of the Code beginning for our tax year ended December 31, 2023, and intend to make the required distributions to our Stockholders as specified therein and qualify annually as a RIC. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our Common Stock instead of in cash. A Stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the Stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our Common Stock.

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

Income Taxes

We have elected to be treated as a RIC under Subchapter M of the Code beginning for our tax year ended December 31, 2023, and intend to qualify annually as a RIC. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually satisfy the Annual Distribution Requirement.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of December 31, 2024 and December 31, 2023 was as follows (amounts in thousands):

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	December 31, 2024	December 31, 2023
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2030	$5,353	$—
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,332	—
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2030	7,247	—
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	2,174	—
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	4,009	—
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	832	—
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/11/2031	10,401	—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	—
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2031	1,497	—
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	—
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2031	6,037	—
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,354	—
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2030	3,083	—
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2030	2,620	—
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	372	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2031	4,764	—
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	1,749	—
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	9,818	—
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/11/2030	6,807	—
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	2,042	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/3/2031	5,262	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	1,192	—
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	—
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	—
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	1,537	1,258
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	3,881	3,881
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2031	5,033	—
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	—
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	—
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2030	7,319	—
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	3,904	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	6/23/2031	13,902	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	6/21/2030	3,083	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	—
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2030	11,860	—
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2030	1,366	—
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	—
Total			$162,039	$5,139

Recent Developments

Dividends to Holders of Record

On February 27, 2025, the Board declared a quarterly dividend of $0.63 per share payable on March 13, 2025 to holders of record as of February 28, 2025.

Amendment No. 4 to Asset-Based Facility

As previously disclosed, on February 7, 2025, Financing SPV, entered into Amendment No. 4 (the “Amendment No. 4”) to that certain Loan and Security Agreement, dated as of October 18, 2023 (as amended by Amendment No. 1 dated as of July 3, 2024, Amendment No. 2 dated as of September 30, 2024 and Amendment No. 3 dated as of November 15, 2024 and as amended, restated or otherwise modified from time to time, the “Asset-Based Facility”), by and among Financing SPV, as borrower, the Company, as the parent and a pledgor, 26N DL SPV LLC, as a pledgor, 26North Direct Lending LP as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, in its capacity as collateral agent, collateral administrator and securities intermediary party thereto, and JPMorgan Chase Bank, National Association, as administrative agent. Amendment No. 4 amended certain terms of the Asset-Based Facility, including, but not limited to, amendments to (i) remove unfunded Capital Commitments from the loan collateral under the facility and adjust the borrowing base in connection with such removal, (ii) remove the Company and 26N DL SPV LLC as Pledgors under the Asset-Based Facility, and (iii) modify the interest charged on borrowings under the Asset-Based Facility to a rate based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30% per annum. The other material terms of the Asset-Based Facility remain unchanged. Borrowings under the Asset-Based Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.

Subscription Facility

As previously disclosed, on February 7, 2025, the Company entered into a Loan and Security Agreement, by and among the Company, as the borrower, 26North Direct Lending LP, as portfolio manager, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (the “Subscription Facility” and, together with the Asset-Based Facility, the “Credit Facilities”), providing for a senior secured revolving credit facility to the Company of $250 million. The size of the Subscription Facility may be increased to up to $750 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on unfunded Capital Commitments of the investors in the Company. 26North Direct Lending LP serves as the portfolio manager under the Subscription Facility. Proceeds from borrowings under the Subscription Facility are to be used to, among other things, facilitate investments and for the timely payment of the Company’s expenses. The Subscription Facility is a revolving credit facility with a scheduled maturity date of February 6, 2026 (or upon the occurrence of certain events as specified therein). Advances under the Subscription Facility are available in U.S. dollars and other permitted currencies. The interest charged on borrowings under the Subscription Facility is based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30% per annum. Under the Subscription Facility, the Company will pay an undrawn fee of 0.50% per annum on the average daily unused amount of the financing commitments; provided that at any time the aggregate outstanding amount of Advances under the Subscription Facility is greater than or equal to the Minimum Funding Amount, the Company will pay an undrawn fee of 0.30% per annum on the average daily unused amount of the financing commitments. The obligations of the Company to the lenders under the Subscription Facility are secured by a first priority security interest in the unfunded Capital Commitments to the Company. In connection with the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Subscription Facility contains customary events of default for similar financing transactions, including if a change of control of the Company occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the Subscription Facility may declare the outstanding advances and all other obligations under the Subscription Facility immediately due and payable. Borrowings under the Subscription Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.

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

As of December 31, 2024, 100.0% of debt investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2024. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2024, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$13,820	$(6,568)	$7,252
Up 150 Basis Points	10,365	(4,926)	5,439
Up 100 Basis Points	6,910	(3,284)	3,626
Up 50 Basis Points	3,455	(1,642)	1,813
Down 50 Basis Points	(3,455)	1,642	(1,813)
Down 100 Basis Points	(6,910)	3,284	(3,626)
Down 150 Basis Points	(10,365)	4,926	(5,439)
Down 200 Basis Points	(13,820)	6,568	(7,252)

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

To the stockholders and the Board of Directors of 26North BDC, Inc.

Opinion on the Consolidated Financial Statements and Consolidated Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of 26North BDC, Inc. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows, changes in net assets, and the consolidated financial highlights (in Note 12) for the year ended December 31, 2024, and for the period from October 1, 2023 (period beginning after the date of the financial statements included in the Registration Statement on Form 10) to December 31, 2023, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the year ended December 31, 2024, and for the period from October 1, 2023 (period beginning after the date of the financial statements included in the Registration Statement on Form 10) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2025

We have served as the Company’s auditor since 2023.

26North BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost $665,676 and $52,628, respectively)	$666,141	$52,566
Cash and cash equivalents	12,923	67,664
Expense reimbursement receivable	—	6,434
Deferred financing costs	4,891	4,121
Interest and other income receivable from non-controlled/non-affiliated investments	3,509	522
Prepaid assets	468	168
Subscriptions receivable	55	—
Deferred offering costs	—	1,194
Total Assets	$687,987	$132,669
Liabilities
Debt	328,390	52,250
Interest payable	3,667	468
Management fees payable	1,107	90
Other liabilities and accrued expenses	846	4,443
Accrued organizational costs	—	2,842
Expense reimbursement payable	558	—
Accrued administrative services expense payable	516	2,012
Investment income incentive fees payable	733	—
Capital gains incentive fees payable	47	—
Due to affiliate	—	273
Total Liabilities	$335,864	$62,378
Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 13,909,942 and 2,811,638 shares issued and outstanding, respectively)	$14	$3
Additional paid-in capital	347,648	70,288
Distributable earnings (loss)	4,461	—
Total Net Assets	$352,123	$70,291
Total Liabilities and Net Assets	$687,987	$132,669
Net asset value per share	$25.31	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2024	October 1, 2023 to December 31, 2023 (1)
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$35,508	$1,407
Other income	885	83
Payment-in-kind interest income	817	—
Total Investment Income	37,210	1,490
Expenses
Interest and other debt expenses	13,934	603
Management fees	2,282	90
Administrative service expenses	1,968	1,258
Professional fees	1,581	1,503
Other general and administrative expenses	1,748	209
Offering costs	1,194	341
Investment income incentive fees	1,192	—
Capital gains incentive fees	47	—
Organizational expense	—	896
Total expenses	$23,946	$4,900
Less: Expense support (Note 3)	(1,726)	(3,474)
Expense support recoupment (Note 3)	1,067	—
Net expenses	23,287	1,426
Net investment income before excise tax	13,923	64
Excise tax expense	121	2
Net investment income after excise tax	13,802	62
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	527	(62)
Net change in unrealized appreciation (depreciation)	527	(62)
Net realized and unrealized gain (loss)	527	(62)
Net Increase (Decrease) in Net Assets Resulting from Operations	$14,329	$—
Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$2.14	$0.04
Earnings (loss) per share (basic and diluted)	$2.22	$—
Weighted average shares of common stock outstanding (basic and diluted)	6,456,234	1,606,691

(1)	Period beginning after the date of the financial statements included in the Registration Statement on Form 10.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, October 1, 2023 (1)	1,000	$—	$25	$—	$25
Operations:
Net investment income	—	—	—	62	62
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(62)	(62)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—
Capital Share Transactions:					—
Common shares issued from reinvestment of distributions	—	—	—	—	—
Issuance of shares	2,810,638	3	70,263	—	70,266
Distributions declared from earnings	—	—	—	—	—
Net increase (decrease) for the period	2,810,638	3	70,263	—	70,266
Balance, December 31, 2023	2,811,638	$3	$70,288	$—	$70,291
Operations:
Net investment income	—	—	—	13,802	13,802
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	527	527
Net increase (decrease) in net assets resulting from operations	—	—	—	14,329	14,329
Capital Share Transactions:
Common shares issued from reinvestment of distributions	194,068	—	4,861	—	4,861
Issuance of shares	10,904,236	11	273,423	—	273,434
Distributions declared from earnings	—	—	—	(10,792)	(10,792)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(924)	924	—
Net increase (decrease) for the period	11,098,304	11	277,360	(9,868)	267,503
Balance, December 31, 2024	13,909,942	$14	$347,648	$4,461	$352,123

(1)
Period beginning after the date of the financial statements included in the Registration Statement on Form 10.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2024	October 1, 2023 to December 31, 2023 (1)
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$14,329	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(637,152)	(52,597)
Proceeds from sale of investments and principal repayments	25,841	—
Net change in unrealized (appreciation) depreciation on investments	(527)	62
Net accretion of discount	(920)	(31)
Amortization of deferred financing costs	940	135
Amortization of deferred offering costs	1,194	341
Payment-in-kind interest capitalized	(817)	—
Changes in operating assets and liabilities:
Expense reimbursement receivable	6,992	(3,473)
Interest and other income receivable from non-controlled/non-affiliated investments	(2,987)	(522)
Prepaid assets	(300)	(168)
Other liabilities and accrued expenses	(2,341)	3,068
Interest payable	3,199	468
Accrued organizational costs	(2,842)	896
Deferred financing costs	—	(1,256)
Deferred offering costs	—	(160)
Due to affiliate	(273)	12
Management fees payable	1,017	90
Incentive fee payable	780	—
Accrued administrative services expense payable	(1,496)	1,258
Net cash provided by (used for) operating activities	(595,363)	(51,877)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	278,295	70,266
Distributions paid in cash	(10,792)	—
Change in subscription receivable	(55)	—
Deferred financing costs paid	(2,966)	(3,000)
Borrowings on debt	664,350	52,250
Payment of debt	(388,210)	—
Net cash provided by (used for) financing activities	540,622	119,516
Net increase (decrease) in cash and cash equivalents	(54,741)	67,639
Cash and cash equivalents, beginning of period	67,664	25
Cash and cash equivalents, end of period	$12,923	$67,664
Supplemental disclosure of cash flow and non-cash activities:
Accrued but unpaid deferred financing costs	$—	$1,256
Interest paid during the period	$9,795	$135
Reinvestment of distributions during the period	$4,861	$—
Excise tax paid during the period	$2	$—

(1)
Period beginning after the date of the financial statements included in the Registration Statement on Form 10.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments
Adelaide Borrower, LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.250%	10.579%	5/8/2024	5/8/2030	$23,680	$23,231	$23,502	6.67%
Adelaide Borrower, LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(50)	(40)	(0.01)%
Adelaide Borrower, LLC (3)(7)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(60)	(25)	(0.01)%
Alegeus Technologies Holdings Corp.	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 6.750%	11.304%	11/22/2024	11/5/2029	69,521	67,827	67,783	19.25%
Alert SRC Newco LLC	First Lien Senior Secured Term Loan	Commercial Services & Supplies	SOFR + 5.000%	9.452%	12/11/2024	12/11/2030	22,465	22,131	22,128	6.28%
Alert SRC Newco LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%		12/11/2024	12/11/2030	—	(54)	(109)	(0.03)%
Alert SRC Newco LLC (3)(7)	First Lien Senior Secured Revolving Loan	Commercial Services & Supplies	SOFR + 5.000%		12/11/2024	12/11/2030	—	(33)	(33)	(0.01)%
AMI Buyer, Inc.	First Lien Senior Secured Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.250%	9.693%	10/17/2024	10/17/2031	36,416	35,873	35,869	10.20%
AMI Buyer, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.250%	9.693%	10/17/2024	10/17/2031	1,288	1,211	1,208	0.34%
Ascend Partner Services LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	8.857%	8/9/2024	8/11/2031	6,054	5,995	5,993	1.70%
Ascend Partner Services LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%		8/9/2024	8/11/2031	—	(52)	(104)	(0.03)%
Ascend Partner Services LLC (3)(7)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%	8.838%	8/9/2024	8/11/2031	1,248	1,228	1,227	0.35%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.857%	3/19/2024	3/19/2031	5,708	5,628	5,651	1.60%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.500%	10.857%	3/19/2024	3/19/2031	12,973	12,792	12,844	3.65%
Azurite Intermediate Holdings, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.500%		3/19/2024	3/19/2031	—	(28)	(21)	(0.01)%
Baxter Planning Systems, LLC	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250%	10.677% (incl. 3.375%PIK)	5/20/2024	5/20/2031	8,262	8,143	8,180	2.33%
Baxter Planning Systems, LLC (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(10)	(15)	—
Baxter Planning Systems, LLC (3)(7)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(20)	(15)	—
CB Buyer, Inc	First Lien Senior Secured Term Loan	Software	SOFR + 5.250%	9.607%	7/1/2024	7/1/2031	21,379	21,173	21,325	6.06%
CB Buyer, Inc (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.250%		7/1/2024	7/1/2031	—	(28)	(15)	—
CB Buyer, Inc (3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.250%		7/1/2024	7/1/2031	—	(22)	(6)	—
CData Software, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.250%	10.575%	7/18/2024	7/18/2030	33,291	32,732	32,709	9.29%
CData Software, Inc. (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.750%		7/18/2024	7/18/2030	—	(25)	(54)	(0.02)%
CData Software, Inc. (3)	First Lien Senior Secured Payment Delayed Draw Term Loan	IT Services	SOFR + 6.250%	10.575%	7/18/2024	7/18/2030	1,695	1,695	1,620	0.46%
CData Software, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.750%		7/18/2024	7/18/2030	—	(60)	(65)	(0.02)%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Coding Solutions Acquisition, Inc.	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	9.245%	8/7/2024	8/7/2031	$31,265	$30,873	$30,796	8.75%
Coding Solutions Acquisition, Inc. (3)(7)	First Lien Senior Secured Payment Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(100)	(71)	(0.02)%
Coding Solutions Acquisition, Inc. (3)(9)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%	9.318%	8/7/2024	8/7/2031	2,605	2,563	2,561	0.73%
CPEX Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	10.345%	2/29/2024	3/1/2030	33,043	32,452	32,634	9.27%
CPEX Purchaser, LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	10.345%	2/29/2024	3/1/2030	1,978	1,978	1,931	0.55%
CPEX Purchaser, LLC (3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%		2/29/2024	3/1/2030	—	(170)	(123)	(0.03)%
FH DMI Buyer, Inc.	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	9.329%	10/11/2024	10/11/2030	12,252	12,073	12,068	3.43%
FH DMI Buyer, Inc. (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%		10/11/2024	10/11/2030	—	(49)	(102)	(0.03)%
FH DMI Buyer, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 5.000%		10/11/2024	10/11/2030	—	(30)	(31)	(0.01)%
Guardian Restoration Partners Buyer, LLC	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 4.750%	9.079%	11/1/2024	11/3/2031	4,767	4,708	4,708	1.34%
Guardian Restoration Partners Buyer, LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 4.750%	10.010%	11/1/2024	11/3/2031	2,684	2,622	2,584	0.73%
Guardian Restoration Partners Buyer, LLC (3)(7)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 4.750%		11/1/2024	11/3/2031	—	(15)	(15)	—
Homecare Software Solutions, LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.550%	9.925% (incl. 2.925%PIK)	9/26/2024	6/16/2031	27,907	27,633	27,628	7.85%
Icefall Parent, Inc.	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.857%	1/26/2024	1/25/2030	24,937	24,495	24,563	6.98%
Icefall Parent, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.500%		1/26/2024	1/25/2030	—	(40)	(36)	(0.01)%
LogRhythm, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500%	11.857%	7/2/2024	7/2/2029	54,815	53,265	53,308	15.14%
LogRhythm, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 7.500%		7/2/2024	7/2/2029	—	(149)	(151)	(0.04)%
Metropolis Capital Holdings, LLC	First Lien Senior Secured Term Loan	Real Estate Management & Development	SOFR + 6.000%	10.457%	5/16/2024	5/16/2031	13,778	13,647	13,709	3.89%
Penn TRGRP Holdings LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	12.079%	10/20/2023	9/27/2030	25,225	24,720	24,847	7.06%
Penn TRGRP Holdings LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	12.079%	10/20/2023	9/27/2030	1,896	1,896	1,844	0.52%
Penn TRGRP Holdings LLC (3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%		10/20/2023	9/27/2030	—	(64)	(58)	(0.02)%
Runway Bidco, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.000%	9.329%	12/17/2024	12/17/2031	20,259	20,062	20,056	5.70%
Runway Bidco, LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(25)	(50)	(0.01)%
Runway Bidco, LLC (3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(25)	(25)	(0.01)%
Sapphire Software Buyer, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.000%	9.745% (incl. 3.000%PIK)	9/30/2024	9/30/2031	30,381	30,081	30,077	8.54%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024

(in thousands)

Portfolio Company (1)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Sapphire Software Buyer, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.000%		9/30/2024	9/30/2031	$—	$(35)	$(37)	(0.01)%
Serrano Parent, LLC	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.920%	10/18/2023	5/13/2030	28,297	27,733	27,731	7.88%
Thunder Buyer, Inc.	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 5.000%	9.647%	10/17/2024	10/17/2030	16,585	16,340	16,336	4.64%
Thunder Buyer, Inc. (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 5.000%		10/17/2024	10/17/2030	—	(53)	(110)	(0.03)%
Thunder Buyer, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 5.000%		10/17/2024	10/17/2030	—	(57)	(59)	(0.02)%
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 5.250%	9.579%	6/21/2024	6/23/2031	27,673	27,275	27,327	7.76%
United Flow Technologies Intermediate HoldCo II, LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 5.250%	9.886%	6/21/2024	6/23/2031	1,507	1,389	1,314	0.37%
United Flow Technologies Intermediate HoldCo II, LLC (3)(7)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 5.250%		6/21/2024	6/21/2030	—	(42)	(39)	(0.01)%
Xactly Corporation	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	10.864%	7/12/2024	7/30/2027	25,202	25,089	25,076	7.12%
Xactly Corporation (3)(7)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/12/2024	7/30/2027	—	(7)	(8)	—
Zone & Company Software Consulting, LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.859%	9/13/2024	9/13/2030	46,593	45,804	45,894	13.03%
Zone & Company Software Consulting, LLC (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(99)	(178)	(0.05)%
Zone & Company Software Consulting, LLC (3)	First Lien Senior Secured Payment Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%	10.859%	9/13/2024	9/13/2030	427	427	400	0.11%
Zone & Company Software Consulting, LLC (3)(7)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(106)	(95)	(0.03)%
Total Debt Investments								$665,276	$665,741	189.10%

Common Equity
Excalibur Parent Holdings, L.P.	Common Stock	IT Services			7/2/2024		519	$—	$—	—
FH DMI Buyer, Inc. (10)	Common Stock	Health Care Equipment & Supplies			10/11/2024		400,429	400	400	0.11%
Total Common Equity								400	400	0.11%
Total Investments								$665,676	$666,141	189.21%

(1)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Unless otherwise indicated, investment is pledged as collateral under the JPM Facility. See Note 6. Borrowings in the Notes to the Consolidated Financial Statements.
(2)
Unless otherwise indicated, investment is valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Company’s valuation designee, in accordance with the Company’s valuation policy. See Note 2. Significant Accounting Policies and Note 5. Fair Value Measurements in the Notes to the Consolidated Financial Statements.
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
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of December 31, 2024, the reference rates for the floating rate loans were the 1 Month SOFR of 4.33%, 3 Month SOFR of 4.31% and 6 Month SOFR of 4.25%.
(5)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, the Company had no non-qualifying assets.
(7)
Unfunded loan commitment is subject to a 0.50% unused commitment fee.
(8)
Unfunded loan commitment is subject to a 1.00% unused commitment fee.
(9)
Unfunded loan commitment is subject to a 0.375% unused commitment fee.
(10)
Investment is not pledged as collateral under the JPM Facility.

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

December 31, 2024

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

On February 28, 2024, the Company formed a wholly-owned subsidiary, 26North BDC CA SPV, LLC, a Delaware limited liability company (“CA SPV”), which is intended to hold a California finance lenders license. CA SPV is intended to originate loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business. As of December 31, 2024, CA SPV had not commenced operations.

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

Our operations comprise of a single reportable business segment, asset management, which is detailed in the previous paragraphs. The Chief Operating Decision Maker (“CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy as outlined in the prospectus, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources. Key metrics include, but are not limited to, net investment income and net income that is reported on the Consolidated Statement of Operations, financial highlights reported in Note 12, underlying investment cost and market value as disclosed on the Consolidated Schedule of Investments and expected yield relative to the risk of the assets as disclosed in the composition of the investment portfolio and associated yield figures in the MD&A.

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

On September 7, 2023, the Adviser purchased 1,000 shares of Common Stock at a price of $25.00 per share as the Company’s initial capital. The Company completed its initial closing on capital commitments on October 2, 2023, in connection with the in connection with the reorganization of 26N Direct Lending Fund LP, a private fund that was not registered under the 1940 Act or the 1934 Act, with and into the Company (the “Reorganization”). After the Reorganization was effected, the Company called $41.5 million of capital from investors in exchange for 1,661,350 of the Company’s shares of Common Stock. The shares of Common Stock were issued on October 11, 2023, and the Company commenced operations on such date.

On October 18, 2023, the Company commenced its loan origination and investment activities.

The year ended December 31, 2023 represents the period from October 1, 2023 (period beginning after the date of the financial statements included in the Registration Statement on Form 10) to December 31, 2023.

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

The Company consolidated the results of the Company’s wholly owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2024, the Company’s only consolidated subsidiary was Financing SPV.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and December 31, 2023, no loans in the portfolio were on non-accrual status.

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

In all cases, our Adviser will consider the facts and circumstances and retains the right, in its sole judgment and discretion, to apply alternative valuation techniques as it deems fit to approximate the fair value of any investment in keeping with the intent of ASC 820.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2024 and December 31, 2023 , the Company had unamortized deferred financing costs of $4.9 million and $4.1 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. The Company’s cash and cash equivalents are held at the Company’s custodians. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. The Company deposits its cash and cash equivalents with financial institutions and, at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2024 and December 31, 2023, all of the Company’s $12.9 million and $67.7 million cash and cash equivalents, respectively, were held in Dreyfus Treasury Obligations Cash Management (“Dreyfus Cash Management”), which is a money market fund registered under the 1940 Act and managed in accordance with the requirements of Rule 2a-7 thereunder. Dreyfus Cash Management had a 7-day yield of 4.3% and 5.3% as of December 31, 2024 and December 31, 2023, respectively.

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

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. The Company’s initial organizational costs of $3.1 million were expensed as incurred during the year ended December 31, 2023, which the Adviser has elected to pay, subject to conditional reimbursement by the Company as described below in Note 3, pursuant to the Expense Support Agreement (as defined below). For the years ended December 31, 2024 and December 31, 2023 the Company expensed offering costs of $1.2 million and $0.3 million respectively. For the years ended December 31, 2024 and December 31, 2023, the Adviser elected to pay $0.4 million and $0.0 million of such offering costs, subject to conditional reimbursement by the Company pursuant to the Expense Support Agreement (as defined below). The total amount owed to the Company from the Adviser (including expenses payable under the Administration Agreement as defined below and described in Note 3) is included in expense reimbursement receivable in the Consolidated Statement of Assets and Liabilities and the total amount owed to affiliates is included in due to affiliate in the Consolidated Statement of Assets and Liabilities.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the CODM. ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 1 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

For the years ended December 31, 2024 and December 31, 2023, Management Fees were $2.3 million and $0.1 million, respectively. As of December 31, 2024 and December 31, 2023, $1.1 million and $0.1 million, respectively, was payable to the Adviser for Management Fees.

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

For the years ended December 31, 2024, and December 31, 2023, the Company accrued Investment Income Incentive Fees of $1.19 million and $0.0 million, respectively. As of December 31, 2024 and December 31, 2023, $0.7 million and $0.0 million, respectively was payable to the Adviser for Investment Income Incentive Fees. As of December 31, 2024, the Company had accrued Capital Gains Incentive Fees of $0.0 million, none of which was payable on such date under the Investment Advisory Agreement. For the year ended December 31, 2023, the Company did not accrue any Capital Gains Incentive Fee since there were cumulative net unrealized and realized losses as of such date.

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

For the years ended December 31, 2024 and December 31, 2023, the Company incurred expenses payable under the Administration Agreement of $2.0 million and $1.3 million, respectively. For the years ended December 31, 2024 and December 31, 2023, the Adviser elected to pay $0.8 million and $0.0 million, respectively, subject to conditional reimbursement by the Company as described below, pursuant to the Expense Support Agreement (as defined below).

The Administrator, on behalf of the Company and at the Company’s expense, may retain one or more service providers that may or may not also be affiliates of 26North to serve as sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for the Company. Any fees the Company pays, or indemnification obligations the Company undertakes, in respect of the Administrator and those other service providers that are 26North affiliates, will be set at arm’s length and approved by the Independent Directors. The Administrator entered into a sub-administration agreement with SEI Global Services, Inc. (“SEI”) on behalf of the Fund, pursuant to which SEI receives compensation for its services.

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

As of December 31, 2024, the amount of expense support payments provided by the Adviser was $8.2 million. As of December 31, 2024, the amount of unreimbursed expense support payments provided by the Adviser was $7.1 million. For the years ended December 31, 2024, and December 31, 2023 the amount of expense support payments provided by the Adviser were $1.7 million and $3.5 million, respectively. For the years ended December 31, 2024 and December 31, 2023, the Company made $1.1 million and $0.0 million of Reimbursement Payments to the Adviser, respectively. The Company may or may not reimburse remaining expense support in the future.

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

4. INVESTMENTS

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Senior Secured	$665,276	$665,741	$52,628	$52,566
Common Equity	400	400	—	—
Total investments	$665,676	$666,141	$52,628	$52,566

The industry composition of investments at fair value was as follows:

	December 31, 2024		December 31, 2023
	Fair Value	Percent of Total Investments at Fair Value	Fair Value	Percent of Total Investments at Fair Value
IT Services	163,612	24.5%	27,660	52.6%
Health Care Technology	128,697	19.3%	-	-
Diversified Financial Services	97,181	14.6%	24,906	47.4%
Software	75,727	11.4%	-	-
Multi-Utilities	52,039	7.8%	-	-
Semiconductors & Semiconductor Equipment	37,077	5.6%	-	-
Professional Services	32,184	4.8%	-	-
Commercial Services & Supplies	21,986	3.3%	-	-
Life Sciences Tools & Services	16,167	2.4%	-	-
Real Estate Management & Development	13,709	2.1%	-	-
Health Care Equipment & Supplies	12,335	1.9%	-	-
Air Freight & Logistics	8,150	1.2%	-	-
Diversified Consumer Services	7,277	1.1%	-	-
Total	666,141	100.0%	52,566	100.0%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
United States	$665,676	$666,141	100.0%	$52,628	$52,566	100.0%
Total	$665,676	$666,141	100.0%	$52,628	$52,566	100.0%

5. FAIR VALUE MEASUREMENTS

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2024 and December 31, 2023 (amounts in thousands):

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$665,741	$665,741
Common Equity			400	400
Cash and Cash Equivalents	12,923	—	$—	12,923
Total Portfolio Investments, Cash and Cash Equivalents	$12,923	$—	$666,141	$679,064

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$52,566	$52,566
Cash and Cash Equivalents	67,664	—	—	67,664
Total Portfolio Investments, Cash and Cash Equivalents	$67,664	$—	$52,566	$120,230

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the year ended December 31, 2024 (amount in thousands):

Year Ended December 31, 2024:	First Lien Senior Secured	Common Equity	Total
Fair value, beginning of period	$52,566	$—	$52,566
Purchase of investments (including PIK, if any)	636,752	400	637,152
Proceeds from principal repayments and sales of investments	(25,841)	—	(25,841)
Amortization of premium/accretion of discount, net	920	—	920
Receipt of paid-in-kind interest	817	—	817
Net realized gain (loss) on investments	—	—	—
Net change in unrealized appreciation (depreciation) on investments	527	—	527
Transfers out of Level 3	—	—	—
Transfers to Level 3	—	—	—
Fair value, end of period	$665,741	$400	$666,141
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at December 31, 2024	527	—	527

The below table presents a summary of changes in fair value of Level 3 assets by investment type for year ended December 31, 2023 (amounts in thousands):

Year Ended December 31, 2023:	First Lien Senior Secured	Total
Fair value, beginning of period	$—	$—
Purchase of investments	52,597	52,597
Proceeds from principal repayments and sales of investments	—	—
Amortization of premium/accretion of discount, net	31	31
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—
Receipt of paid-in-kind interest	—	—
Transfers out of Level 3	(62)	(62)
Transfers to Level 3	—	—
Fair value, end of period	$52,566	$52,566
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at December 31, 2023	$(62)	$(62)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2024 and December 31, 2023, (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured	$665,741	Income Approach	Discount Rate	9.11% - 12.92%	10.67%
Common Equity	$400	Transactional Value	Cost	N/A	N/A
	$666,141

Asset Class	Fair Value as of December 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured	$52,566	Income Approach	Discount Rate	11.17% - 11.36%	11.26%
	$52,566

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2024. The significant unobservable input used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024, and December 31, 2023, the Company’s asset coverage ratio was 207.2% and 234.5%, respectively.

The Company’s outstanding debt obligations as of December 31, 2024 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
JPM Facility	$500,000	$328,390	$328,390	$171,610	10/18/2028
Total	$500,000	$328,390	$328,390	$171,610

The Company’s outstanding debt obligations as of December 31, 2023 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
JPM Facility	$200,000	$52,250	$52,250	$147,750	10/18/2028
Total	$200,000	$52,250	$52,250	$147,750

(1)
The unused portion is the amount upon which commitment fees are based, if any.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Stated interest expense	$12,202	$273
Unused/undrawn fees	792	195
Amortization of deferred financing costs	940	135
Total interest expense	$13,934	$603
Average borrowings	$157,473	$13,114
Weighted average interest rate (1)	8.25%	14.15%
Amortization of deferred financing costs	0.60%	4.08%
Total borrowing costs	8.85%	18.23%

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

The JPM Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the JPM Facility are available in U.S. dollars and other permitted currencies. As of December 31, 2024, the interest charged on the JPM Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.65% prior to the earlier of (x) the first day on which the Company has drawn more than one-third of its Capital Commitments and (y) April 18, 2025 and (2) 2.75% thereafter. As of December 31, 2024, under the JPM Facility, the Financing SPV was required to pay an undrawn fee of (i) during the first nine months of the JPM Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

As of December 31, 2024, obligations of the Financing SPV to the lenders under the JPM Facility were secured by a first priority security interest in the unfunded Capital Commitments to the Company and the related proceeds and all of the Financing SPV’s portfolio investments and other assets.

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

As of December 31, 2024, total commitments under the JPM Facility were $500 million.

As of December 31, 2024, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the JPM Facility.

7. COMMITMENTS AND CONTINGENCIES

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	December 31, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,832,547	$1,488,821	18.76%	$1,403,018	$1,332,727	5.01%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement.

As of December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of December 31, 2024 and December 31, 2023, the Company had the following unfunded commitments by investment types (amounts in thousands):

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	December 31, 2024	December 31, 2023
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2030	$5,353	$—
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,332	—
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2030	7,247	—
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	2,174	—
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	4,009	—
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	832	—
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/11/2031	10,401	—
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	—
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2031	1,497	—
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	—
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2031	6,037	—
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,354	—
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2030	3,083	—
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2030	2,620	—
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	372	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2031	4,764	—
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	1,749	—
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	9,818	—
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/11/2030	6,807	—
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	2,042	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/3/2031	5,262	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	1,192	—
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	—
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	—
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	1,537	1,258
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	3,881	3,881
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2031	5,033	—
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	—
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	—
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2030	7,319	—
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	3,904	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	6/23/2031	13,902	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	6/21/2030	3,083	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	—
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2030	11,860	—
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2030	1,366	—
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	—
Total			$162,039	$5,139

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any pending or threatened litigation.

8. NET ASSETS

Subscriptions and Drawdowns

The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.

During the year ended December 31, 2024 and December 31, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2024, the Company had received Capital Commitments totaling $1,832.5 million ($1,488.8 million remaining undrawn), of which $104.8 million ($83.7 million remaining undrawn) are from affiliates of the Adviser.

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns during the year ended December 31, 2024 (amounts in thousands except per share amounts):

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds
March 25, 2024	2,989,257	$74,731
September 13, 2024	3,383,772	85,054
November 7, 2024	1,068,824	26,645
December 19, 2024	3,462,383	87,004
Total	10,904,236	$273,434

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns during the year ended December 31, 2023 (amounts in thousands except per share amounts):

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds
September 7, 2023	1,000	$25
October 11, 2023	1,661,350	41,534
December 22, 2023	1,149,288	28,732
Total	2,811,638	$70,291

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT

The following table reflects the distributions declared on the Company’s common stock for the year ended December 31, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
May 7, 2024	May 31, 2024	June 13, 2024	$0.30	$1,740
August 8, 2024	August 31, 2024	September 13, 2024	$0.55	$3,208
November 6, 2024	November 6, 2024	December 13, 2024	$0.63	$5,844

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

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the year ended December 31, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
June 13, 2024	$803	32,054
September 13, 2024	1,488	59,199
December 13, 2024	2,570	102,815
Total	$4,861	194,068

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$14,329	$—
Weighted average shares of common stock outstanding (basic and diluted)	6,456,234	1,606,691
Earnings (loss) per share	2.22	-

11. TAX INFORMATION

During the period ended December 31, 2024, the Company reclassified amounts from undistributed ordinary income or accumulated realized gains (losses) to additional paid-in capital for book purposes, as follows (amounts in thousands):

	2024	2023
Undistributed net investment income (distributions in excess of investment income)	$624	$2
Accumulated net realized gain (loss)	300	—
Paid-in capital	(924)	(2)

As of December 31, 2024, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and permanent book or tax differences arising during the period (amounts in thousands).

	2024	2023
Accumulated capital gains	$300	$—
Other temporary differences	—	—
Undistributed ordinary income	3,694	64
Unrealized appreciation (depreciation)	467	(62)
Components of distributable earnings	$4,461	$2

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; (3) non-deductible U.S federal excise taxes; and (4) other non-deductible expenses. Taxable income for the period ended December 31, 2024, appears as follows (amounts in thousands, except share and per share data):

	2024	2023
Taxable income	$14,424	$64
Taxable income, per share	2.23	0.04
Taxable net realized gains (losses)	300	—
Taxable net realized gains, per share	0.05	—
Weighted average shares of common stock outstanding	6,456,234	1,606,691

The aggregate gross unrealized appreciation and depreciation of the Company’s investment over cost for U.S. federal income tax purposes appears as follows (amounts in thousands):

	2024	2023
Gross unrealized appreciation	$1,368	$—
Gross unrealized depreciation	(841)	(62)
Net unrealized appreciation (depreciation)	$527	$(62)
Tax cost of investments	$665,676	$52,628

For the period ended December 31, 2024, the Company accrued excise tax of $0.1 million. The Company paid excise tax for the period ended December 31, 2024 of $0.0 million.

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

12. FINANCIAL HIGHLIGHTS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Per share data:
Net asset value, beginning of period	$25.00	$25.00
Net investment income (loss) (1)	2.14	0.04
Net realized and unrealized gain (loss) (2)	(0.35)	(0.04)
Net increase (decrease) in net assets from operations	1.79	—
Distributions declared (3)	(1.48)	—
Total increase (decrease) in net assets	0.31	—
Net asset value, end of period	$25.31	$25.00
Shares Outstanding, end of period	13,909,942	2,811,638
Total Return (4)	7.16%	0.00%
Ratios
Ratio of net expenses to average net assets (5)	14.40%	14.10%
Ratio of net investment income (loss) to average net assets (5)	8.53%	0.62%
Portfolio turnover rate (6)	8.36%	0.00%
Supplemental Data
Net Assets, end of period	$352,123	$70,291
Weighted average shares outstanding	6,456,234	1,606,691
Total capital commitments, end of period	$1,832,547	$1,403,018
Average debt outstanding	$157,473	$13,114
Asset coverage ratio	207.2%	234.5%
Ratio of total contributed capital to total committed capital, end of period	18.76%	5.01%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the period ended December 31, 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8)

(4)
Total return is calculated as the change in NAV per share during the period plus distributions per share divided by the NAV per share at the beginning of the period. Distributions are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return is for the period indicated and has not been annualized.
(5)
Amounts are annualized except for organizational costs and expense support amounts relating to organizational costs. For the period ended December 31, 2024, the ratio of total operating expenses to average net assets was 14.81%, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented -0.41% of average net assets.
(6)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.

13. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the year ended December 31, 2024, except as discussed below.

Dividends to Holders of Record

On February 27, 2025, the Board declared a quarterly dividend of $0.63 per share payable on March 13, 2025, to Stockholders of record as of February 28, 2025.

Amendment No. 4 to Asset-Based Facility

As previously disclosed, on February 7, 2025, Financing SPV, entered into Amendment No. 4 (the “Amendment No. 4”) to that certain Loan and Security Agreement, dated as of October 18, 2023 (as amended by Amendment No. 1 dated as of July 3, 2024, Amendment No. 2 dated as of September 30, 2024 and Amendment No. 3 dated as of November 15, 2024 and as amended, restated or otherwise modified from time to time, the “Asset-Based Facility”), by and among Financing SPV, as borrower, the Company, as the parent and a pledgor, 26N DL SPV LLC, as a pledgor, 26North Direct Lending LP as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, in its capacity as collateral agent, collateral administrator and securities intermediary party thereto, and JPMorgan Chase Bank, National Association, as administrative agent. Amendment No. 4 amended certain terms of the Asset-Based Facility, including, but not limited to, amendments to (i) remove unfunded Capital Commitments from the loan collateral under the facility and adjust the borrowing base in connection with such removal, (ii) remove the Company and 26N DL SPV LLC as Pledgors under the Asset-Based Facility, and (iii) modify the interest charged on borrowings under the Asset-Based Facility to a rate based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30% per annum. The other material terms of the Asset-Based Facility remain unchanged. Borrowings under the Asset-Based Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.

Subscription Facility

As previously disclosed, on February 7, 2025, the Company entered into a Loan and Security Agreement, by and among the Company, as the borrower, 26North Direct Lending LP, as portfolio manager, the lenders party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (the “Subscription Facility”), providing for a senior secured revolving credit facility to the Company of $250 million. The size of the Subscription Facility may be increased to up to $750 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on unfunded Capital Commitments of the investors in the Company. 26North Direct Lending LP serves as the portfolio manager under the Subscription Facility. Proceeds from borrowings under the Subscription Facility are to be used to, among other things, facilitate investments and for the timely payment of the Company’s expenses. The Subscription Facility is a revolving credit facility with a scheduled maturity date of February 6, 2026 (or upon the occurrence of certain events as specified therein). Advances under the Subscription Facility are available in U.S. dollars and other permitted currencies. The interest charged on borrowings under the Subscription Facility is based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30% per annum. Under the Subscription Facility, the Company will pay an undrawn fee of 0.50% per annum on the average daily unused amount of the financing commitments; provided that at any time the aggregate outstanding amount of Advances under the Subscription Facility is greater than or equal to the Minimum Funding Amount, the Company will pay an undrawn fee of 0.30% per annum on the average daily unused amount of the financing commitments. The obligations of the Company to the lenders under the Subscription Facility are secured by a first priority security interest in the unfunded Capital Commitments to the Company. In connection with the Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Subscription Facility contains customary events of default for similar financing transactions, including if a change of control of the Company occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the Subscription Facility may declare the outstanding advances and all other obligations under the Subscription Facility immediately due and payable. Borrowings under the Subscription Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of fund assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of fund assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our board of directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item with respect to security ownership of certain beneficial owners is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 87 of this Annual Report.
(2)
Financial Statements Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements included in this Annual Report.
(3)
Exhibits—The following is a list of all exhibits filed as part of this Annual Report, including those incorporated by reference.

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K (File No. 000-56594) filed on March 8, 2024)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
10.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
10.5	Custody Agreement and Foreign Custody Manager Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
10.6	Trademark License Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
10.7	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
10.8	Loan and Security Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
10.9	Amendment No. 1 to the Loan and Security Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56594) filed on July 10, 2024)
10.10	Amendment No. 2 to the Loan and Security Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01665) filed on October 4, 2024)
10.11	Amendment No. 3 to the Loan and Security Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01665) filed on November 21, 2024)
10.12	Amendment No. 4 to the Loan and Security Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01665) filed on February 13, 2025)
10.3	Loan and Security Agreement, dated February 7, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-01665) filed on February 13, 2025)
14.1	Joint Code of Ethics of the Company and Adviser (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
14.2	Code of Ethics and Business Conduct*
19.1	Insider Trading Policy*
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Quarterly Report on Form 10-Q (File No. 000-56594) filed on May 10, 2024)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.	INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.	SCH Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as inline XBRL and contained in Exhibit 101

* Filed herewith.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2025	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2025.

/s/ Brendan McGovern	Chair of the Board, Chief Executive Officer and President
Brendan McGovern	(Principal Executive Officer)

/s/ Jonathan Landsberg	Chief Financial Officer and Treasurer
Jonathan Landsberg	(Principal Financial and Principal Accounting Officer)

/s/ Patrick Sullivan	Director
Patrick Sullivan

/s/ Wendell E. Pritchett	Director
Wendell E. Pritchett