Form 10-Q
period 2025-03-31
26North BDC, Inc.
filed 2025-05-07
CIK 1950976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ NO☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES☐ NO☒

As of March 31, 2025 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 7, 2025 was 18,557,565.

26North bdc, inc.

Quarterly Report on form 10-Q for the quarter enDed MARCH 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this Report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) and in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Report could have a material adverse effect on our business, results of operations and financial position.

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
•
political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the legislative, regulatory, trade and policy changes associated with the current U.S. presidential administration;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

26North BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost $922,170 and $665,676, respectively)	$922,418	$666,141
Cash and cash equivalents	62,099	12,923
Interest and other income receivable from non-controlled/non-affiliated investments	6,837	3,509
Deferred financing costs	5,754	4,891
Prepaid assets	436	468
Subscriptions receivable	—	55
Total Assets	$997,544	$687,987
Liabilities
Debt	519,630	328,390
Interest payable	4,431	3,667
Management fees payable	1,489	1,107
Other liabilities and accrued expenses	1,188	846
Investment income incentive fees payable	1,003	733
Accrued administrative services expense payable	646	516
Payable for securities purchased	103	—
Capital gains incentive fees payable	25	47
Expense reimbursement payable	—	558
Total Liabilities	$528,515	$335,864
Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 18,557,565 and 13,909,942 shares issued and outstanding, respectively)	$19	$14
Additional paid-in capital	464,481	347,648
Distributable earnings (loss)	4,529	4,461
Total Net Assets	$469,029	$352,123
Total Liabilities and Net Assets	$997,544	$687,987
Net asset value per share	$25.27	$25.31

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$21,192	$2,655
Payment-in-kind interest income	511	—
Other income	216	196
Total Investment Income	21,919	2,851
Expenses
Interest and other debt expenses	8,515	976
Management fees	1,489	170
Investment income incentive fees	1,003	—
Other general and administrative expenses	868	312
Administrative service expenses	784	512
Professional fees	234	890
Offering costs	—	393
Capital gains incentive fees	(22)	—
Total expenses	$12,871	$3,253
Less: Expense support (Note 3)	—	(1,456)
Net expenses	12,871	1,797
Net investment income before excise tax	9,048	1,054
Excise tax expense	50	—
Net investment income after excise tax	8,998	1,054
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(217)	(221)
Net change in unrealized appreciation (depreciation)	(217)	(221)
Net realized and unrealized gain (loss)	(217)	(221)
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,781	$833
Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.62	$0.35
Earnings (loss) per share (basic and diluted)	$0.60	$0.27
Weighted average shares of common stock outstanding (basic and diluted)	14,540,648	3,041,581

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2024	13,909,942	$14	$347,648	$4,461	$352,123
Operations:
Net investment income	—	—	—	8,998	8,998
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(217)	(217)
Net increase (decrease) in net assets resulting from operations	—	—	—	8,781	8,781
Capital Share Transactions:
Common shares issued from reinvestment of distributions	141,715	—	3,551	—	3,551
Issuance of shares	4,505,908	5	113,332	—	113,337
Distributions declared from earnings	—	—	—	(8,763)	(8,763)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(50)	50	—
Net increase (decrease) for the period	4,647,623	5	116,833	(8,713)	108,125
Balance, March 31, 2025	18,557,565	$19	$464,481	$4,529	$469,029

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, December 31, 2023	2,811,638	$3	$70,288	$—	$70,291
Operations:
Net investment income	—	—	—	1,054	1,054
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(221)	(221)
Net increase (decrease) in net assets resulting from operations	—	—	—	833	833
Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	—	—	—
Issuance of shares	2,989,257	3	74,728	—	74,731
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—
Net increase (decrease) for the period	2,989,257	3	74,728	—	74,731
Balance, March 31, 2024	5,800,895	$6	$145,016	$833	$145,855

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$8,781	$833
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(263,002)	(62,453)
Proceeds from sale of investments and principal repayments	7,615	—
Net change in unrealized (appreciation) depreciation on investments	217	221
Net accretion of discount	(596)	(49)
Amortization of deferred financing costs	484	214
Amortization of deferred offering costs	—	393
Payment-in-kind interest capitalized	(511)	—
Changes in operating assets and liabilities:
Expense reimbursement receivable	—	(1,456)
Interest and other income receivable from non-controlled/non-affiliated investments	(3,328)	(428)
Prepaid assets	32	54
Other liabilities and accrued expenses	187	475
Interest payable	764	88
Accrued organizational costs	—	(30)
Due to affiliate	—	134
Payable for securities purchased	103	—
Management fees payable	382	80
Expense reimbursement payable	(558)	—
Net investment income incentive fee payable	270	—
Capital gains income incentive fee payable	(22)	—
Subscription receivable	—	(3,481)
Accrued administrative services expense payable	130	512
Net cash provided by (used for) operating activities	(249,052)	(64,893)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	116,888	74,731
Distributions paid in cash	(8,763)	—
Change in subscription receivable	55	—
Deferred financing costs paid	(1,192)	—
Borrowings on debt	472,570	77,730
Payment of debt	(281,330)	(52,250)
Net cash provided by (used for) financing activities	298,228	100,211
Net increase (decrease) in cash and cash equivalents	49,176	35,318
Cash and cash equivalents, beginning of period	12,923	67,664
Cash and cash equivalents, end of period	$62,099	$102,982
Supplemental disclosure of cash flow and non-cash activities:
Interest paid during the period	$7,267	$674
Reinvestment of distributions during the period	$3,551	$—
Excise tax paid during the period	$137	$—

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Debt Investments
Adelaide Borrower LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.250%	10.549%	5/8/2024	5/8/2030	$23,680	$23,256	$23,502	5.01%
Adelaide Borrower LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(52)	(40)	(0.01)%
Adelaide Borrower LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(65)	(25)	(0.01)%
Alegeus Technologies	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 6.750%	11.053%	11/22/2024	11/5/2029	69,260	67,676	67,528	14.39%
Alert SRC Newco LLC	First Lien Senior Secured Term Loan	Commercial Services & Supplies	SOFR + 5.000%	9.289%	12/11/2024	12/11/2030	22,409	22,087	22,073	4.71%
Alert SRC Newco LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	9.320%	12/11/2024	12/11/2030	145	90	36	0.01%
Alert SRC Newco LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Commercial Services & Supplies	SOFR + 5.000%		12/11/2024	12/11/2030	—	(32)	(33)	(0.01)%
AMI Buyer Inc	First Lien Senior Secured Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.250%	9.693%	10/17/2024	10/17/2031	36,416	35,895	35,869	7.64%
AMI Buyer Inc (3)(7)	First Lien Senior Secured Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.250%	9.693%	10/17/2024	10/17/2031	891	813	811	0.17%
Ascend Partners Services LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	8.752%	8/9/2024	8/11/2031	6,038	5,985	5,978	1.27%
Ascend Partners Services LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.752%	8/9/2024	8/11/2031	2,933	2,867	2,829	0.60%
Ascend Partners Services LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%	8.838%	8/9/2024	8/11/2031	666	645	645	0.14%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.825%	3/19/2024	3/19/2031	5,708	5,633	5,651	1.20%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.500%	10.825%	3/19/2024	3/19/2031	12,973	12,803	12,844	2.74%
Azurite Intermediate Holdings, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.500%		3/19/2024	3/19/2031	—	(31)	(21)	0.00%
Baxter Planning Systems, LLC	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250% (Incl. 3.375% PIK)	10.677%	5/20/2024	5/20/2031	8,333	8,217	8,250	1.76%
Baxter Planning Systems, LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(11)	(15)	0.00%
Baxter Planning Systems, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(22)	(15)	0.00%
CB Buyer Inc	First Lien Senior Secured Term Loan	Software	SOFR + 5.000%	9.299%	7/1/2024	7/1/2031	22,638	22,442	22,582	4.81%
CB Buyer Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.000%		7/1/2024	7/1/2031	—	(30)	(12)	0.00%
CB Buyer Inc (3)(9)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.000%		7/1/2024	7/1/2031	—	(23)	(6)	0.00%
CData Software Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.250%	10.549%	7/18/2024	7/18/2030	33,291	32,759	32,709	6.96%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.750%		7/18/2024	7/18/2030	—	(26)	(54)	(0.01)%
CData Software Inc (3)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.250%	10.549%	7/18/2024	7/18/2030	1,695	1,695	1,620	0.35%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.750%		7/18/2024	7/18/2030	—	(63)	(65)	(0.01)%

26North BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
CI (MG) GROUP, LLC	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.716%	3/27/2025	3/27/2030	$28,804	$28,372	$28,372	6.05%
CI (MG) GROUP, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.500%		3/27/2025	3/27/2030	—	(102)	(205)	(0.04)%
CI (MG) GROUP, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.500%		3/27/2025	3/27/2030	—	(46)	(46)	(0.01)%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	9.325%	8/7/2024	8/7/2031	31,187	30,804	30,719	6.55%
Coding Solutions Acquisition Inc (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(100)	(71)	(0.02)%
Coding Solutions Acquisition Inc (3)(9)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%	9.318%	8/7/2024	8/7/2031	2,605	2,564	2,561	0.55%
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	10.120%	2/29/2024	3/1/2030	33,042	32,482	32,959	7.03%
Cpex Purchaser, LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	10.120%	2/29/2024	3/1/2030	2,613	2,613	2,604	0.56%
Cpex Purchaser, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%		2/29/2024	3/1/2030	—	(231)	(34)	(0.01)%
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.794%	3/26/2025	3/1/2030	1,650	1,634	1,634	0.35%
Cpex Purchaser, LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.500%		3/26/2025	3/1/2030	—	—	(32)	(0.01)%
Four Winds Interactive LLC	First Lien Senior Secured Term Loan	Interactive Media & Services	SOFR + 6.500%	10.799%	2/20/2025	2/20/2030	37,475	36,747	36,725	7.83%
Four Winds Interactive LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Interactive Media & Services	SOFR + 6.500%		2/20/2025	2/20/2030	—	(71)	(145)	(0.03)%
Four Winds Interactive LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Interactive Media & Services	SOFR + 6.500%		2/20/2025	2/20/2030	—	(94)	(97)	(0.02)%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	9.217%	10/11/2024	10/11/2030	12,252	12,083	12,068	2.57%
FH DMI Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	9.217%	10/11/2024	10/11/2030	1,262	1,203	1,160	0.25%
FH DMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 5.000%		10/11/2024	10/11/2030	—	(30)	(31)	(0.01)%
Goldeneye Parent, LLC	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 5.000%	9.299%	3/31/2025	3/31/2032	12,777	12,713	12,713	2.71%
Goldeneye Parent, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 5.000%		3/31/2025	3/31/2032	—	(9)	(9)	0.00%
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	9.295%	3/10/2025	3/10/2031	44,116	43,676	43,674	9.31%
Grand River Aseptic Manufacturing, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		3/10/2025	3/10/2031	—	(134)	(136)	(0.03)%
Guardian Restoration Partners Buyer	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 4.750%	9.079%	11/1/2024	11/3/2031	4,767	4,711	4,708	1.00%
Guardian Restoration Partners Buyer (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 4.750%	9.050%	11/1/2024	11/3/2031	3,297	3,231	3,197	0.68%
Guardian Restoration Partners Buyer (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 4.750%	9.053%	11/1/2024	11/3/2031	103	89	88	0.02%
Homecare Software Solutions, LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.550% (Incl. 2.925% PIK)	9.872%	9/26/2024	6/16/2031	28,118	27,866	27,837	5.94%

26North BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Icefall Parent, Inc.	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.791%	1/26/2023	1/25/2030	$24,937	$24,512	$24,563	5.24%
Icefall Parent, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.500%		1/26/2023	1/25/2030	—	(46)	(36)	(0.01)%
LogRhythm Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500%	11.813%	7/2/2024	7/2/2029	54,815	53,376	53,171	11.34%
LogRhythm Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 7.500%		7/2/2024	7/2/2029	—	(160)	(164)	(0.03)%
Metropolis Capital Holdings, LLC	First Lien Senior Secured Term Loan	Real Estate Management & Development	SOFR + 6.000%	10.425%	5/16/2024	5/16/2031	13,743	13,623	13,675	2.92%
Penn TRGRP Holdings LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.250%	11.549%	10/20/2023	9/27/2030	25,225	24,720	24,847	5.30%
Penn TRGRP Holdings LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.250%	11.549%	10/20/2023	9/27/2030	2,303	2,303	2,251	0.48%
Penn TRGRP Holdings LLC (3)(10)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.250%		10/20/2023	9/27/2030	—	(76)	(58)	(0.01)%
RH Buyer, Inc.	First Lien Senior Secured Term Loan	Aerospace & Defense	SOFR + 6.500%	10.903%	1/17/2025	1/17/2031	61,744	60,559	60,509	12.90%
RH Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Aerospace & Defense	SOFR + 6.500%		1/17/2025	1/17/2031	—	(122)	(124)	(0.03)%
Runway Bidco LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.000%	9.299%	12/17/2024	12/17/2031	20,259	20,067	20,056	4.28%
Runway Bidco LLC (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(25)	(50)	(0.01)%
Runway Bidco LLC (3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(25)	(25)	(0.01)%
Sapphire Software Buyer Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.500% (Incl. 3.000% PIK)	9.717%	9/30/2024	9/30/2031	30,609	30,312	30,303	6.46%
Sapphire Software Buyer Inc (3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.500%		9/30/2024	9/30/2031	—	(36)	(37)	(0.01)%
Serrano Parent, LLC	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.920%	10/18/2023	5/13/2030	28,297	27,752	27,731	5.91%
Thunder Buyer Inc	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 5.000%	9.299%	10/17/2024	10/17/2030	16,532	16,305	16,284	3.47%
Thunder Buyer Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 5.000%		10/17/2024	10/17/2030	—	(54)	(110)	(0.02)%
Thunder Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 5.000%		10/17/2024	10/17/2030	—	(57)	(59)	(0.01)%
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 5.250%	9.549%	6/21/2024	6/23/2031	27,604	27,219	27,259	5.81%
United Flow Technologies Intermediate HoldCo II, LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 5.250%	9.551%	6/21/2024	6/23/2031	11,617	11,417	11,424	2.44%
United Flow Technologies Intermediate HoldCo II, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 5.250%		6/21/2024	6/21/2030	—	(45)	(39)	(0.01)%
Univista Intermediate Holdco, LLC	First Lien First Out Term Loan	Insurance	SOFR + 3.850%	8.174%	1/10/2025	1/10/2030	19,047	18,728	18,714	3.99%
Univista Intermediate Holdco, LLC	First Lien Last Out Term Loan	Insurance	SOFR + 6.531%	10.855%	1/10/2025	1/10/2030	20,811	20,372	20,347	4.34%

26North BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Unlimited Technology Holdings, LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.750%	9.049%	3/12/2025	3/12/2032	$17,209	$17,123	$17,123	3.65%
Unlimited Technology Holdings, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.750%		3/12/2025	3/12/2032	—	(11)	(11)	0.00%
Xactly Corporation	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	10.663%	7/12/2024	7/30/2027	25,202	25,104	25,076	5.35%
Xactly Corporation (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/12/2024	7/30/2027	—	(7)	(8)	0.00%
Zone & Company Software Consulting LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.799%	9/13/2024	9/13/2030	46,593	45,830	46,010	9.81%
Zone & Company Software Consulting LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(101)	(148)	(0.03)%
Zone & Company Software Consulting LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%	10.799%	9/13/2024	9/13/2030	843	843	821	0.18%
Zone & Company Software Consulting LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(109)	(79)	(0.02)%
Total Debt Investments								$921,770	$922,070	196.60%

Common Equity
Excalibur Parent Holdings LP	Common Stock	IT Services			7/2/2024		519	$—	$—	—
FH DMI Buyer Inc	Common Stock	Health Care Equipment & Supplies			10/11/2024		400,429	400	348	0.07%
Total Common Equity								400	348	0.07%
Total Investments								$922,170	$922,418	196.67%

(1)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Unless otherwise indicated, investment is pledged as collateral under the Asset-Based Facility. See Note 6. Borrowings in the Notes to the Consolidated Financial Statements.
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
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of March 31, 2025, the reference rates for the floating rate loans were the 1 Month SOFR of 4.32%, 3 Month SOFR of 4.29% and 6 Month SOFR of 4.19%.
(5)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, the Company had no non-qualifying assets.
(7)
Unfunded loan commitment is subject to a 0.50% unused commitment fee.
(8)
Unfunded loan commitment is subject to a 1.00% unused commitment fee.
(9)
Unfunded loan commitment is subject to a 0.375% unused commitment fee.
(10)
Unfunded loan commitment is subject to a 0.25% unused commitment fee.
(11)
Investment is not pledged as collateral under the Asset-Based Facility.

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

(Unaudited)

(in thousands, except per share data, percentages and as otherwise noted)

March 31, 2025

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

On February 28, 2024, the Company formed a wholly-owned subsidiary, 26North BDC CA SPV, LLC, a Delaware limited liability company (“CA SPV”), which is intended to hold a California finance lenders license. CA SPV is intended to originate loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business. As of March 31, 2025, CA SPV had not commenced operations.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2025 (the “Annual Report”). The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

The Company consolidated the results of the Company’s wholly-owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2025, the Company’s only consolidated subsidiary was Financing SPV.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of and for the three months ended March 31, 2025, no loans in the portfolio were on non-accrual status.

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

The estimate of fair value will be undertaken in good faith and will be based on the consistent application of a variety of factors in accordance with this policy, with the objective being to determine the approximate value that would be received upon the current sale of the instrument or paid to transfer the instrument in an orderly transaction between market participants at the measurement date. Due to the inherent uncertainty in the valuation process, however, the Company’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2025 and December 31, 2024, the Company had unamortized deferred financing costs of $5.8 million and $4.9 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. The Company’s cash and cash equivalents are held at the Company’s custodian. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. The Company deposits its cash and cash equivalents with financial institutions and, at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2025 and December 31, 2024, all of the Company’s $62.1 million and $12.9 million cash and cash equivalents, respectively, were held in Dreyfus Treasury Obligations Cash Management (“Dreyfus Cash Management”), which is a money market fund registered under the 1940 Act and managed in accordance with the requirements of Rule 2a-7 thereunder. Dreyfus Cash Management had a 7-day yield of 4.21% and 4.30% as of March 31, 2025 and December 31, 2024, respectively.

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

Organizational and Offering Costs

Organizational and offering costs consist primarily of legal fees and other costs of organizing the Company. Organizational costs to establish the Company are expensed on the Company’s Consolidated Statement of Operations as incurred. Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period.

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. For the three months ended March 31, 2025 and March 31, 2024, the Company expensed offering costs of $0.0 million and $0.4 million, respectively. For three months ended March 31, 2025 and March 31, 2024, the Adviser elected to pay $0.0 million and $0.4 million of such offering costs, respectively, subject to conditional reimbursement by the Company pursuant to the Expense Support Agreement (as defined below).

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of this new standard, but does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On September 6, 2023, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), pursuant to which, among other things, the Adviser will manage the investment and reinvestment of the assets of the Company. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Directors or by the holders or a majority of the outstanding voting securities of the Company (as such term is defined in the 1940 Act) and, in each case, a majority of the members of the Board of Directors who are not “interested persons” as defined in the 1940 Act of the Company or the Adviser (the “Independent Directors”). In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement upon 60 days’ written notice. At an in-person meeting held on May 1, 2025, the Board, including the Independent Directors voting separately, approved the continuation of the Investment Advisory Agreement.

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

The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases of the Common Stock during the relevant calendar quarter. For the quarter ended December 31, 2024, the Management Fee was calculated based on the value of our gross assets as of such quarter-end.

For the three months ended March 31, 2025 and March 31, 2024, Management Fees were $1.5 million and $0.2 million, respectively. As of March 31, 2025 and December 31, 2024 $1.5 million and $1.1 million, respectively, was payable to the Adviser for Management Fees.

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

For the three months ended March 31, 2025, $1.0 million of Investment Income Incentive Fees were accrued to the Adviser. There was no accrual of Investment Income Incentive Fees for the three months ended March 31, 2024.

As of March 31, 2025 and December 31, 2024, $1.0 million and $0.7 million, respectively, was payable to the Adviser for Investment Income Incentive Fees. The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The Company accrued Capital Gains Incentive Fees of $25 thousand and $47 thousand, as of March 31, 2025 and December 31, 2024, respectively, none of which were payable under the Investment Advisory Agreement.

For the three months ended March 31, 2025, $22 thousand of previously accrued Capital Gains Incentive Fees to the Adviser was reversed due to changes in unrealized depreciation on investments during the period. For the three months ended March 31, 2024, no Capital Gains Incentive Fees were accrued to the Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation for the Capital Gains Incentive Fees described therein.

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

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred expenses payable under the Administration Agreement of $0.8 million and $0.5 million, respectively. For the three months ended March 31, 2024 the Adviser elected to pay $0.5 million, subject to conditional reimbursement by the Company as described below, pursuant to the Expense Support Agreement (as defined below).

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

As of March 31, 2025, the total amount of expense support payments provided by the Adviser was $8.2 million. As of March 31, 2025, the amount of unreimbursed expense support payments provided by the Adviser was $7.1 million. For the three months ended March 31, 2025 and March 31, 2024, the amount of expense support payments provided by the Adviser was $0.0 million and $1.5 million, respectively. For the three months ended March 31, 2025 and March 31, 2024, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

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

4. INVESTMENTS

The following tables summarize the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Senior Secured Debt	$901,398	$901,723	97.8%	$665,276	$665,741	99.9%
First Lien Last Out Unitranche Debt	20,372	20,347	2.2%	—	—	0.0%
Common Equity	400	348	0.0%	400	400	0.1%
Total Investments	$922,170	$922,418	100.0%	$665,676	$666,141	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2025		December 31, 2024
	Fair Value	Percent of Total Investments at Fair Value	Fair Value	Percent of Total Investments at Fair Value
IT Services	$163,688	17.8%	$163,612	24.5%
Health Care Technology	145,686	15.9%	128,697	19.3%
Diversified Financial Services	98,171	10.6%	97,181	14.6%
Software	79,676	8.6%	75,727	11.4%
Multi-Utilities	62,081	6.7%	52,039	7.8%
Aerospace & Defense	60,385	6.5%	-	-
Pharmaceuticals	43,538	4.7%	-	-
Insurance	39,061	4.2%	-	-
Semiconductors & Semiconductor Equipment	36,680	4.0%	37,077	5.6%
Interactive Media & Services	36,483	4.0%	-	-
Diversified Consumer Services	36,114	3.9%	7,277	1.1%
Professional Services	34,520	3.7%	32,184	4.8%
Life Sciences Tools & Services	28,819	3.1%	16,167	2.4%
Commercial Services & Supplies	22,076	2.4%	21,986	3.3%
Real Estate Management & Development	13,675	1.5%	13,709	2.1%
Health Care Equipment & Supplies	13,545	1.5%	12,335	1.9%
Air Freight & Logistics	8,220	0.9%	8,150	1.2%
Total	$922,418	100.0%	$666,141	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
United States	$922,170	$922,418	100.0%	$665,676	$666,141	100.0%
Total	$922,170	$922,418	100.0%	$665,676	$666,141	100.0%

5. FAIR VALUE MEASUREMENTS

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Debt	$—	$—	$901,723	$901,723
First Lien Last Out Unitranche Debt	—	—	20,347	20,347
Common Equity	—	—	348	348
Cash and Cash Equivalents	62,099	—	—	62,099
Total Portfolio Investments, Cash and Cash Equivalents	$62,099	$—	$922,418	$984,517

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$665,741	$665,741
Common Equity	—	—	400	400
Cash and Cash Equivalents	12,923	—	—	12,923
Total Portfolio Investments, Cash and Cash Equivalents	$12,923	$—	$666,141	$679,064

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2025 (amounts in thousands):

Three Months Ended March 31, 2025:	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	Common Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$666,141
Purchase of investments (including, PIK, if any)	242,655	20,347	—	263,002
Proceeds from principal repayments and sales of investments	(7,615)	—	—	(7,615)
Amortization of premium/accretion of discount, net	571	25	—	596
Receipt of paid-in-kind interest	511	—	—	511
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation on investments	(140)	(25)	(52)	(217)
Transfers out of Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Fair value, end of period	$901,723	$20,347	$348	$922,418
Net change in unrealized appreciation (depreciation) on non -controlled/ non-affiliated company investments still held at March 31, 2025	(140)	(25)	(52)	(217)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2024 (amounts in thousands):

Three Months Ended March 31, 2024:	First Lien Senior Secured	Total
Fair value, beginning of period	$52,566	$52,566
Purchase of investments (including, PIK, if any)	62,453	62,453
Proceeds from principal repayments and sales of investments	—	—
Amortization of premium/accretion of discount, net	49	49
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(221)	(221)
Receipt of paid-in-kind interest	—	—
Transfers out of Level 3	—	—
Transfers to Level 3	—	—
Fair value, end of period	$114,847	$114,847
Net change in unrealized appreciation (depreciation) on non -controlled/ non-affiliated company investments still held at March 31, 2024	$(221)	$(221)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2025 and December 31, 2024, respectively (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of March 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured Debt	$901,723	Income Approach	Discount Rate	8.87% - 18.69%	10.89%
First Lien Last Out Unitranche Debt	20,347	Income Approach	Discount Rate	9.90%	N/A
Common Equity	348	Market Approach	EBITDA Multiple	15.0x	N/A
	$922,418

Asset Class	Fair Value as of December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured	$665,741	Income Approach	Discount Rate	9.11% - 12.92%	10.67%
Common Equity	400	Transactional Value	Cost	N/A	N/A
	$666,141

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and March 31, 2024, the Company’s asset coverage ratio was 190.3% and 287.6%, respectively.

The Company’s outstanding debt obligations as of March 31, 2025 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$357,580	$357,580	$142,420	10/18/2028
Subscription Facility	250,000	162,050	162,050	87,950	2/6/2026
Total	$750,000	$519,630	$519,630	$230,370

The Company’s outstanding debt obligations as of December 31, 2024 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$328,390	$328,390	$171,610	10/18/2028
Total	$500,000	$328,390	$328,390	$171,610

(1)
The unused portion is the amount upon which commitment fees are based, if any.

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Stated interest expense	$7,703	$521
Unused/undrawn fees	328	241
Amortization of deferred financing costs	484	214
Total interest expense	$8,515	$976
Average borrowings	$453,906	$25,508
Weighted average interest rate (1)	7.18%	11.98%
Amortization of deferred financing costs	0.43%	3.36%
Total borrowing costs	7.61%	15.34%

(1)
Calculated as the sum of stated interest expense and unused/undrawn fees divided by the average borrowings during the period. This number represents an annualized amount.

Asset-Based Facility

On October 18, 2023, the Company entered into, through the Financing SPV, a Loan and Security Agreement by and among the Company, the Financing SPV, JPMorgan Chase Bank, National Association, as lender and administrative agent for the lender parties providing for a senior secured revolving credit facility to the Financing SPV initially of $200 million (as amended from time to time, the “Asset-Based Facility”). The Asset-Based Facility size is increasable to up to $800 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on loan collateral including the Financing SPV’s portfolio investments. 26North Direct Lending LP serves as the portfolio manager under the Asset-Based Facility (in such capacity, the “Facility Portfolio Manager”). U.S. Bank Trust Company National Association serves as collateral agent and U.S. Bank National Association serves as securities intermediary. Proceeds from borrowings under the Asset-Based Facility are to be used to facilitate investments and for the timely payment of the Financing SPV’s expenses, and to make certain permitted distributions to the Company.

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of March 31, 2025, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

The obligations of the Financing SPV to the lenders under the Asset-Based Facility are secured by a first priority security interest in all of the Financing SPV’s portfolio investments and other assets.

In connection with the Asset-Based Facility, the Financing SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Asset-Based Facility contains customary events of default for similar financing transactions, including if a change of control of the Financing SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the Asset-Based Facility may declare the outstanding advances and all other obligations under the Asset-Based Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that the Financing SPV obtain the consent of the lenders under the applicable Asset-Based Facility prior to entering into any sale or disposition with respect to portfolio investments.

Prior to Amendment No. 4 to the Asset-Based Facility, entered into by the Company, through the Financing SPV, on February 7, 2025, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.65% prior to the earlier of (x) the first day on which the Company had drawn more than one-third of its Capital Commitments and (y) April 18, 2025 and (2) 2.75% thereafter. Prior to Amendment No. 4, under the Asset-Based Facility, the Financing SPV paid an undrawn fee of (i) during the first nine months of the Asset-Based Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements. Prior to Amendment No. 4, the obligations of the

Financing SPV to the lenders under the Asset-Based Facility were secured by a first priority security interest in the unfunded Capital Commitments to the Company and the related proceeds and all of the Financing SPV’s portfolio investments and other assets.

As of March 31, 2025, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

Subscription Facility

On February 7, 2025, the Company entered into a Loan and Security Agreement, by and among the Company, as borrower, 26North Direct Lending LP, as portfolio manager, the lenders Party thereto, and JPMorgan Chase Bank, National Association, as administrative agent (as amended from time to time, the “Subscription Facility”), providing for a senior secured revolving credit facility to the Company of $250 million. The size of the Subscription Facility may be increased to up to $750 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on unfunded Capital Commitments of the investors in the Company. 26North Direct Lending LP serves as the portfolio manager under the Subscription Facility. Proceeds from borrowings under the Subscription Facility are to be used to, among other things, facilitate investments and for the timely payment of the Company’s expenses.

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

As of March 31, 2025, to the Company’s knowledge, the Company was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	March 31, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments Funded	% of Capital Commitments	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,901,732	$1,444,669	24.03%	$1,832,547	$1,488,821	18.76%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of March 31, 2025 and March 31, 2024, the Company had the following unfunded commitments by investment types (amounts in thousands):

			Unfunded Commitment Balances
Porfolio Company	Commitment Type	Commitment Expiration Date	March 31, 2025	December 31, 2024
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2026	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,332	3,332
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2026	7,102	7,247
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	2,174	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	4,406	4,009
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	7,468	10,401
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	1,415	832
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	1,497	1,497
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2026	4,724	6,037
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,354	2,354
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	3,083	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	2,620	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
CI (MG) GROUP, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	13,663	—
CI (MG) GROUP, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	3,077	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	4,764	4,764
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	372	372
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	1,114	1,749
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	13,678	9,818
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	3,227	—
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	7,253	—
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	—

			Unfunded Commitment Balances
Porfolio Company	Commitment Type	Commitment Expiration Date	March 31, 2025	December 31, 2024
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/12/2026	$5,545	$6,807
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	2,042	2,042
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	—
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	13,574	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	4,648	5,262
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	1,089	1,192
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	1,130	1,537
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	3,881	3,881
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	6,221	—
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	7,319	7,319
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	3,904	3,904
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	6/21/2026	3,792	13,902
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	6/21/2030	3,083	3,083
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	11,860	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	950	1,366
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$204,935	$162,039

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any pending or threatened litigation.

8. NET ASSETS

Subscriptions and Drawdowns

The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.

During the three months ended March 31, 2025 and March 31, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2025, the Company had received Capital Commitments totaling $1,901.7 million ($1,444.7 million remaining undrawn), of which $104.8 million ($78.5 million remaining undrawn) are from affiliates of the Adviser.

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns for the three months ended March 31, 2025 (dollars in thousands except per share amounts):

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds
March 20, 2025	4,505,908	$113,337
Total	4,505,908	$113,337

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns for the three months ended March 31, 2024 (dollars in thousands except per share amounts):

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds
March 25, 2024	2,989,257	$74,731
Total	2,989,257	$74,731

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT

The following table reflects the distributions declared on the Company’s common stock for the three months ended March 31, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
February 27, 2025	February 28, 2025	March 13, 2025	$0.63	$8,763

The Company did not declare a distribution for the three months ended March 31, 2024.

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

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the three months ended March 31, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
March 13, 2025	$3,551	141,715
Total	$3,551	141,715

The Company did not issue DRIP shares to Stockholders for the three months ended March 31, 2024.

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net increase (decrease) in net assets resulting from operations	$8,781	$833
Weighted average shares of common stock outstanding (basic and diluted)	14,540,648	3,041,581
Earnings (loss) per share	$0.60	$0.27

11. FINANCIAL HIGHLIGHTS

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Per share data:
Net asset value, beginning of period	$25.31	$25.00
Net investment income (loss) (1)	0.62	0.35
Net realized and unrealized gain (loss) (2)	(0.03)	(0.21)
Net increase (decrease) in net assets from operations	0.59	0.14
Distributions declared (3)	(0.63)	—
Total increase (decrease) in net assets	(0.04)	0.14
Net asset value, end of period	$25.27	$25.14
Shares Outstanding, end of period	18,557,565	5,800,895
Total Return (4)	2.33%	0.56%
Ratios
Ratio of net expenses to average net assets (5)	3.51%	9.48%
Ratio of net investment income (loss) to average net assets (5)	2.46%	5.56%
Portfolio turnover rate (6)	0.96%	—
Supplemental Data
Net Assets, end of period	$469,029	$145,855
Weighted average shares outstanding	14,540,648	3,041,581
Total capital commitments, end of period	$1,901,732	$1,443,918
Average debt outstanding	$453,906	$25,508
Asset coverage ratio	190.3%	287.6%
Ratio of total contributed capital to total committed capital, end of period	24.03%	10.04%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the three months ended March 31, 2025 and March 31, 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

(5)
Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs. For the three months ended March 31, 2025 and March 31, 2024, the ratio of total operating expenses to average net assets respectively was 3.51% and 15.60% respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented 0.00% and 6.12% respectively, of average net assets.
(6)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.

12. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2025, except as discussed as below.

On May 1, 2025, the Board declared a quarterly dividend of $0.63 per share payable on June 12, 2025, to Stockholders of record as of May 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments was approximately 10.20% and 10.50%, respectively.

Portfolio Composition

The total value of our investment portfolio was $922.4 million as of March 31, 2025, as compared to $666.1 million as of December 31, 2024. As of March 31, 2025, we had investments in 32 portfolio companies with an aggregate cost of $922.2 million. As of December 31, 2024, we had investments in 25 portfolio companies with an aggregate cost of $665.7 million. As of March 31, 2025 and December 31, 2024, the number of our portfolio companies that represented greater than 10% of the total fair value of our investment portfolio was zero and one, respectively.

As of March 31, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$901,398	97.8%	$901,723	97.8%
Last-out unitrache 1st lien notes	20,372	2.2%	20,347	2.2%
Common equity	400	0.0%	348	0.0%
	$922,170	100.0%	$922,418	100.0%

As of December 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$665,276	99.9%	$665,741	99.9%
Common equity	400	0.1%	400	0.1%
	$665,676	100.0%	$666,141	100.0%

Investment Activity

During the three months ended March 31, 2025, we made 7 new investments totaling $239.7 million and made investments in existing portfolio companies of $23.3 million. During the three months ended March 31, 2025, we received $7.6 million of portfolio company principal payments.

Total portfolio investment activity for the three months ended March 31, 2025, was as follows (amounts in thousands):

	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	Common Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$666,141
New investments	242,655	20,347	—	263,002
Proceeds from principal repayments and sales of investments	(7,615)	—	—	(7,615)
Accretion of loan premium/discount net	571	25	—	596
Unrealized appreciation (depreciation)	(140)	(25)	(52)	(217)
Receipt of paid-in-kind interest	511	—	—	511
Fair value, end of period	$901,723	$20,347	$348	$922,418

During the three months ended March 31, 2024, we made 3 new investments totaling $62.1 million and made investments in existing portfolio companies of $0.4 million. During the three months ended March 31, 2024, we had no investment realization activity.

Total portfolio investment activity for the year ended December 31, 2024 was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	Common Equity	Total
Fair value, beginning of period	$52,566	$—	$52,566
New investments	62,453	—	62,453
Proceeds from principal repayments and sales of investments	—	—	—
Accretion of loan premium/discount net	49	—	49
Unrealized appreciation (depreciation)	(221)	—	(221)
Receipt of paid-in-kind interest	—	—	—
Fair value, end of period	$114,847	$—	$114,847

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of March 31, 2025 and December 31, 2024 (amounts in thousands).

	March 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	—	$—	—
Grade 2	922,418	100.0%	666,141	100.0%
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$922,418	100.0%	$666,141	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2025, and December 31, 2024 we had no non-accrual assets.

Results of Operations

Comparison of the three months ended March 31, 2025 and March 31, 2024

The following table represents the operating results for the three months ended March 31, 2025 and March 31, 2024 (amounts in thousands):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Total investment income	$21,919	$2,851
Net operating expenses	12,871	1,797
Net investment income before excise tax	9,048	1,054
Excise tax expense	50	0
Net investment income after excise tax	8,998	1,054
Net unrealized appreciation / (depreciation)	(217)	(221)
Net increase in net assets resulting from operations	$8,781	$833

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Total interest income	$21,192	$2,655
Total payment-in-kind interest income	511	0
Total other income	216	196
Total investment income	$21,919	$2,851

Investment income for the three months ended March 31, 2025 and March 31, 2024, was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Interest and other debt expenses	$8,515	$976
Management fees	1,489	170
Administrative service expenses	784	512
Professional fees	234	890
Other general and administrative expenses	868	312
Offering costs	—	393
Investment income incentive fees	1,003	—
Capital gains incentive fees	(22)	—
Total expenses	$12,871	$3,253
Less: Expense support	—	(1,456)
Net expenses	$12,871	$1,797

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $0.2 million and $0.9 million in professional fees, respectively.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3. Significant Agreements and Related Party Transactions to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $0.8 million and $0.5 million of administrative service expenses, respectively.

Interest and Other Debt Expenses

Interest and other financing fees for the three months ended March 31, 2025, were attributable to borrowings under the various borrowing facilities (as discussed below under “Liquidity and Capital Resources”). For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $8.5 million and $1.0 million in interest and other debt expenses, respectively.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $0.0 million and $0.4 million in offering costs, respectively.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $0.8 million and $0.5 million in other general and administrative expenses, respectively.

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

The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases of our Common Stock during the relevant calendar quarter. For the quarter ended December 31, 2024 the Management Fee was calculated based on the value of our gross assets as of such quarter-end.

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred Management Fees of $1.5 million and $0.2 million, respectively.

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

For the three months ended March 31, 2025, the Company incurred Incentive Fees of $1.0 million. For the three months ended March 31, 2024, the Company did not incur incentive fees.

Net Unrealized Depreciation

Net unrealized depreciation for the three months ended March 31, 2025 and March 31, 2024 was as follows (amounts in thousands):

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Non-Control / Non-Affiliate investments	$(217)	$(221)
Net unrealized appreciation / (depreciation) on investments	$(217)	$(221)

For the three months ended March 31, 2025, we recorded net unrealized depreciation on our current portfolio of $0.2 million. The net unrealized depreciation on the Company’s current portfolio was a result of the fair value of the newly originated portfolio assets being equal to their original cost, given the recency of origination and stable portfolio performance since origination.

For the three months ended March 31, 2024, we recorded net unrealized depreciation on our current portfolio of $0.2 million. The net unrealized depreciation on the Company’s current portfolio was a result of the fair value of the portfolio assets being equal to their original cost, given the recency of origination and stable portfolio performance since origination.

Liquidity and Capital Resources

We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the Asset-Based Facility and Subscription Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio as of March 31, 2025 and December 31, 2024 was 190.3% and 287.6%, respectively.

Cash Flows

For the three months ended March 31, 2025, we experienced a net increase in cash in the amount of $49.2 million. During that period, our operating activities used $249.1 million in cash, consisting primarily of purchases of portfolio investments of $263.0 million. In addition, financing activities provided net cash of $298.2 million, consisting primarily of net borrowings under the Asset-Based Facility and Subscription Facility of $191.2 million and proceeds from the issuance of Common Stock of $116.9 million. At March 31, 2025, we had $62.1 million of cash and cash equivalents on hand.

For the three months ended March 31, 2024, we experienced a net increase in cash in the amount of $35.3 million. During that period, our operating activities used $64.9 million in cash, consisting primarily of purchases of portfolio investments of $62.5 million. In addition, financing activities provided net cash of $100.2 million, consisting primarily of net borrowings under the Asset-Based Facility of $25.5 million and proceeds from the issuance of Common Stock of $74.7 million. At March 31, 2024, we had $103.0 million of cash and cash equivalents on hand.

Financing Transactions

Asset-Based Facility

On October 18, 2023, the Company entered into, through the Financing SPV, the Asset-Based Facility. The Asset-Based Facility size is increasable to up to $800 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on a combination of unfunded Capital Commitments and other loan collateral including the Financing SPV’s portfolio investments. 26North Direct Lending LP serves as the Facility Portfolio Manager under the Asset-Based Facility. U.S. Bank Trust Company National Association serves as collateral agent and U.S. Bank National Association serves as securities intermediary. Proceeds from borrowings under the Asset-Based Facility are to be used to facilitate investments and for the timely payment of the Financing SPV’s expenses, and to make certain permitted distributions to the Company.

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of March 31, 2025, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

The obligations of the Financing SPV to the lenders under the Asset-Based Facility are secured by a first priority security interest in all of the Financing SPV’s portfolio investments and other assets.

In connection with the Asset-Based Facility, the Financing SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Asset-Based Facility contains customary events of default for similar financing transactions, including if a change of control of the Financing SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the Asset-Based Facility may declare the outstanding advances and all other obligations under the Asset-Based Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that the Financing SPV obtain the consent of the lenders under the applicable Asset-Based Facility prior to entering into any sale or disposition with respect to portfolio investments.

Prior to Amendment No. 4 to the Asset-Based Facility, entered into by the Company, through the Financing SPV, on February 7, 2025, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.65% prior to the earlier of (x) the first day on which the Company had drawn more than one-third of its Capital Commitments and (y) April 18, 2025 and (2) 2.75% thereafter. Prior to Amendment No. 4, under the Asset-Based Facility, the Financing SPV paid an undrawn fee of (i) during the first nine months of the Asset-Based Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements. Prior to Amendment No. 4, the obligations of the Financing SPV to the lenders under the Asset-Based Facility were secured by a first priority security interest in the unfunded Capital Commitments to the Company and the related proceeds and all of the Financing SPV’s portfolio investments and other assets.

As of March 31, 2025, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

Subscription Facility

On February 7, 2025, the Company entered into the Subscription Facility, providing for a senior secured revolving credit facility to the Company of $250 million. The size of the Subscription Facility may be increased to up to $750 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on unfunded Capital Commitments of the investors in the Company. 26North Direct Lending LP serves as the portfolio manager under the Subscription Facility. Proceeds from borrowings under the Subscription Facility are to be used to, among other things, facilitate investments and for the timely payment of the Company’s expenses.

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

As of March 31, 2025, total commitments under the Asset-Based Facility were $500 million and total commitments under the Subscription Facility were $250 million.

As of March 31, 2025, we had U.S. dollar borrowings of $519.6 million outstanding under the Asset- Based Facility and Subscription Facility with a weighted average interest rate of 6.60%.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of March 31, 2025 and March 31, 2024 was as follows (amounts in thousands):

		Commitment	Unfunded Commitment Balances
Porfolio Company	Commitment Type	Expiration Date	March 31, 2025	December 31, 2024
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2026	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,332	3,332
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2026	7,102	7,247
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	2,174	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	4,406	4,009
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	7,468	10,401
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	1,415	832
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	1,497	1,497
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2026	4,724	6,037
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,354	2,354
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	3,083	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	2,620	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
CI (MG) GROUP, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	13,663	—
CI (MG) GROUP, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	3,077	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	4,764	4,764
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	372	372
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	1,114	1,749
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	13,678	9,818
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	3,227	—
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	7,253	—
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	—

		Commitment	Unfunded Commitment Balances
Porfolio Company	Commitment Type	Expiration Date	March 31, 2025	December 31, 2024
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/12/2026	$5,545	$6,807
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	2,042	2,042
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	—
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	13,574	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	4,648	5,262
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	1,089	1,192
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	1,130	1,537
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	3,881	3,881
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	6,221	—
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	7,319	7,319
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	3,904	3,904
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	6/21/2026	3,792	13,902
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	6/21/2030	3,083	3,083
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	11,860	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	950	1,366
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$204,935	$162,039

Recent Developments

On May 1, 2025, the Board declared a quarterly dividend of $0.63 per share payable on June 12, 2025, to Stockholders of record as of May 31, 2025.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Because we have borrowed, and may from time to time borrow, money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. The interest charged on the Asset-Based Facility and the Subscription Facility is a floating rate based on SOFR, SONIA, SARON, EURIBOR or CDOR, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate”). As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

As of March 31, 2025, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2025. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2025, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$20,013	$(10,393)	$9,620
Up 150 Basis Points	15,010	(7,794)	7,216
Up 100 Basis Points	10,006	(5,196)	4,810
Up 50 Basis Points	5,003	(2,598)	2,405
Down 50 Basis Points	(5,003)	2,598	(2,405)
Down 100 Basis Points	(10,006)	5,196	(4,810)
Down 150 Basis Points	(15,010)	7,794	(7,216)
Down 200 Basis Points	(20,013)	10,393	(9,620)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act. The Company did not conduct any repurchases of its shares of Common Stock during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the members of our Board of Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Amendment No. 4 to the Loan and Security Agreement, dated as of February 7, 2025, by and among 26N DL Funding 1 LLC, as Borrower, 26North BDC, Inc., as Parent, 26North Direct Lending LP, as Portfolio Manager, the Lenders party thereto, the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01665) filed on February 13, 2025).

10.2

Loan and Security Agreement, dated as of February 7, 2025, by and among 26N DL Funding 1 LLC, as Borrower, 26North BDC, Inc., as Parent and Pledgor, 26N DL SPV LLC, as Pledgor, 26North Direct Lending LP, as Portfolio Manager, the Lenders party thereto, the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01665) filed on February 13, 2025).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

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

Date: May 7, 2025	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)