Form 10-Q
period 2025-06-30
26North BDC, Inc.
filed 2025-08-06
CIK 1950976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

As of June 30, 2025 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 6, 2025 was 18,764,757.

26North bdc, inc.

Quarterly Report on form 10-Q for the quarter enDed June 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

26North BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost $979,701 and $665,676, respectively)	$980,694	$666,141
Cash and cash equivalents	27,590	12,923
Interest and other income receivable from non-controlled/non-affiliated investments	7,626	3,509
Deferred financing costs	5,357	4,891
Prepaid assets	335	468
Subscriptions receivable	—	55
Total Assets	$1,021,602	$687,987
Liabilities
Debt	534,670	328,390
Interest payable	5,932	3,667
Management fees payable	1,804	1,107
Other liabilities and accrued expenses	1,493	846
Investment income incentive fees payable	1,311	733
Accrued administrative services expense payable	711	516
Expense reimbursement payable	450	558
Payable for securities purchased	159	—
Capital gains incentive fees payable	99	47
Total Liabilities	$546,629	$335,864
Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 18,764,757 and 13,909,942 shares issued and outstanding, respectively)	$19	$14
Additional paid-in capital	469,655	347,648
Distributable earnings (loss)	5,299	4,461
Total Net Assets	$474,973	$352,123
Total Liabilities and Net Assets	$1,021,602	$687,987
Net asset value per share	$25.31	$25.31

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$25,973	$4,520	$47,165	$7,175
Payment-in-kind interest income	467	112	978	112
Other income	266	249	482	445
Total Investment Income	26,706	4,881	48,625	7,732
Expenses
Interest and other debt expenses	9,432	1,006	17,947	1,982
Management fees	1,804	324	3,293	494
Investment income incentive fees	1,310	—	2,313	—
Other general and administrative expenses	693	453	1,561	765
Administrative service expenses	764	512	1,548	1,024
Professional fees	462	273	696	1,163
Capital gains incentive fees	75	—	53	—
Offering costs	—	395	—	788
Total expenses	$14,540	$2,963	$27,411	$6,216
Less: Expense support (Note 3)	—	(270)	—	(1,726)
Expense support recoupment (Note 3)	450	—	450	—
Net expenses	14,990	2,693	27,861	4,490
Net investment income before excise tax	11,716	2,188	20,764	3,242
Excise tax expense	21	—	71	—
Net investment income after excise tax	11,695	2,188	20,693	3,242
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	745	23	528	(198)
Net change in unrealized appreciation (depreciation)	745	23	528	(198)
Net realized and unrealized gain (loss)	745	23	528	(198)
Net Increase (Decrease) in Net Assets Resulting from Operations	$12,440	$2,211	$21,221	$3,044
Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.63	$0.38	$1.25	$0.73
Earnings (loss) per share (basic and diluted)	$0.68	$0.38	$1.28	$0.69
Weighted average shares of common stock outstanding (basic and diluted)	18,600,825	5,807,235	16,581,952	4,424,408

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

(Unaudited)

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, March 31, 2025	18,557,565	$19	$464,481	$4,529	$469,029
Operations:
Net investment income	—	—	—	11,695	11,695
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	745	745
Net increase (decrease) in net assets resulting from operations	—	—	—	12,440	12,440
Capital Share Transactions:
Common shares issued from reinvestment of distributions	207,192	—	5,195	—	5,195
Issuance of shares	—	—	—	—	—
Distributions declared from earnings	—	—	—	(11,691)	(11,691)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(21)	21	—
Net increase (decrease) for the period	207,192	—	5,174	(11,670)	(6,496)
Balance, June 30, 2025	18,764,757	$19	$469,655	$5,299	$474,973

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, March 31, 2024	5,800,895	$6	$145,016	$833	$145,855
Operations:
Net investment income	—	—	—	2,188	2,188
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	23	23
Net increase (decrease) in net assets resulting from operations	—	—	—	2,211	2,211
Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	—	—	—
Issuance of shares	32,054	—	803	—	803
Distributions declared from earnings	—	—	—	(1,740)	(1,740)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—
Net increase (decrease) for the period	32,054	—	803	(1,740)	(937)
Balance, June 30, 2024	5,832,949	$6	$145,819	$1,304	$147,129

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2024	13,909,942	$14	$347,648	$4,461	$352,123
Operations:
Net investment income	—	—	—	20,693	20,693
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	528	528
Net increase (decrease) in net assets resulting from operations	—	—	—	21,221	21,221
Capital Share Transactions:
Common shares issued from reinvestment of distributions	348,907	—	8,746	—	8,746
Issuance of shares	4,505,908	5	113,332	—	113,337
Distributions declared from earnings	—	—	—	(20,454)	(20,454)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(71)	71	—
Net increase (decrease) for the period	4,854,815	5	122,007	(20,383)	101,629
Balance, June 30, 2025	18,764,757	$19	$469,655	$5,299	$474,973

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, December 31, 2023	2,811,638	$3	$70,288	$—	$70,291
Operations:
Net investment income	—	—	—	3,242	3,242
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(198)	(198)
Net increase (decrease) in net assets resulting from operations	—	—	—	3,044	3,044
Capital Share Transactions:
Common shares issued from reinvestment of distributions	32,054	—	803	—	803
Issuance of shares	2,989,257	3	74,728	—	74,731
Distributions declared from earnings	—	—	—	(1,740)	(1,740)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—
Net increase (decrease) for the period	3,021,311	3	75,531	(1,740)	73,794
Balance, June 30, 2024	5,832,949	$6	$145,819	$1,304	$147,129

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$21,221	$3,044
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(325,206)	$(165,529)
Proceeds from sale of investments and principal repayments	13,338	—
Net change in unrealized (appreciation) depreciation on investments	(528)	198
Accretion of discount	(1,179)	(130)
Amortization of deferred financing costs	1,109	429
Amortization of deferred offering costs	—	788
Payment-in-kind interest capitalized	(978)	(112)
Changes in operating assets and liabilities:
Expense reimbursement receivable	—	1,358
Interest and other income receivable from non-controlled/non-affiliated investments	(4,117)	(280)
Prepaid assets	133	108
Other liabilities and accrued expenses	210	1,005
Interest payable	2,265	149
Accrued organizational costs	—	(40)
Due to affiliate	—	(87)
Payable for securities purchased	159	—
Management fees payable	697	234
Expense reimbursement payable	(108)	—
Investment income incentive fees payable	578	—
Capital gains incentive fees payable	52	—
Accrued administrative services expense payable	195	(1,769)
Net cash provided by (used for) operating activities	(292,159)	(160,634)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	122,083	75,534
Distributions paid in cash	(20,454)	(1,740)
Change in subscription receivable	55	—
Deferred financing costs paid	(1,138)	(959)
Borrowings on debt	499,270	294,780
Payment of debt	(292,990)	(119,980)
Net cash provided by (used for) financing activities	306,826	247,635
Net increase (decrease) in cash and cash equivalents	14,667	87,001
Cash and cash equivalents, beginning of period	12,923	67,664
Cash and cash equivalents, end of period	$27,590	$154,665
Supplemental disclosure of cash flow and non-cash activities:
Interest paid during the period	$14,573	$1,404
Reinvestment of distributions during the period	$8,746	$803
Excise tax paid during the period	$137	$2

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Debt Investments
Adelaide Borrower LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.250%	10.546%	5/8/2024	5/8/2030	$23,680	$23,270	$23,620	4.97%
Adelaide Borrower LLC (3)(8)(10)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(50)	(13)	(0.00)%
Adelaide Borrower LLC (3)(7)(10)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(62)	(8)	(0.00)%
Alegeus Technologies	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 6.750%	11.030%	11/22/2024	11/5/2029	69,000	67,492	67,278	14.17%
Alert SRC Newco LLC	First Lien Senior Secured Term Loan	Commercial Services & Supplies	SOFR + 5.000%	9.242%	12/11/2024	12/11/2030	22,352	22,043	22,017	4.64%
Alert SRC Newco LLC (3)(8)(10)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	9.316%	12/11/2024	12/11/2030	579	524	471	0.10%
Alert SRC Newco LLC (3)(7)(10)	First Lien Senior Secured Revolving Loan	Commercial Services & Supplies	SOFR + 5.000%		12/11/2024	12/11/2030	—	(31)	(33)	(0.01)%
AMI Buyer Inc	First Lien Senior Secured Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%	8.902%	10/17/2024	10/17/2031	36,325	35,809	35,780	7.53%
AMI Buyer Inc (3)(7)	First Lien Senior Secured Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%	8.902%	10/17/2024	10/17/2031	30	(46)	(50)	(0.01)%
Ascend Partners Services LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	8.752%	8/9/2024	8/11/2031	6,023	5,972	5,963	1.26%
Ascend Partners Services LLC (3)(8)(10)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.745%	8/9/2024	8/11/2031	7,410	7,325	7,306	1.54%
Ascend Partners Services LLC (3)(7)(10)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%		8/9/2024	8/11/2031	—	(20)	(21)	(0.00)%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.000%	10.327%	3/19/2024	3/19/2031	5,708	5,636	5,651	1.19%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.000%	10.327%	3/19/2024	3/19/2031	12,973	12,810	12,844	2.70%
Azurite Intermediate Holdings, Inc. (3)(7)(10)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.000%		3/19/2024	3/19/2031	—	(29)	(21)	(0.00)%
Baxter Planning Systems, LLC	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250% (Incl. 3.375% PIK)	10.530%	5/20/2024	5/20/2031	8,403	8,294	8,319	1.75%
Baxter Planning Systems, LLC (3)(8)(10)	First Lien Senior Secured Delayed Draw Term Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(11)	(15)	(0.00)%
Baxter Planning Systems, LLC (3)(7)(10)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(21)	(15)	(0.00)%
CB Buyer Inc	First Lien Senior Secured Term Loan	Software	SOFR + 5.250%	9.546%	7/1/2024	7/1/2031	22,582	22,391	22,525	4.74%
CB Buyer Inc (3)(7)(10)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.250%	9.546%	7/1/2024	7/1/2031	685	656	673	0.14%
CB Buyer Inc (3)(7)(10)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.250%		7/1/2024	7/1/2031	—	(22)	(6)	(0.00)%
CData Software Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.250%	10.046%	7/18/2024	7/18/2030	33,291	32,781	32,709	6.89%
CData Software Inc (3)(7)(10)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.750%		7/18/2024	7/18/2030	—	(25)	(54)	(0.01)%
CData Software Inc (3)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.750%	10.046%	7/18/2024	7/18/2030	1,695	1,695	1,620	0.34%
CData Software Inc (3)(7)(10)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.750%		7/18/2024	7/18/2030	—	(60)	(65)	(0.01)%

26North BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
CI (MG) GROUP, LLC	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.796%	3/27/2025	3/27/2030	$28,804	$28,378	$28,372	5.97%
CI (MG) GROUP, LLC (3)(8)(10)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.742%	3/27/2025	3/27/2030	1,234	1,127	1,031	0.22%
CI (MG) GROUP, LLC (3)(7)(10)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.500%	9.796%	3/27/2025	3/27/2030	1,477	1,433	1,431	0.30%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	9.327%	8/7/2024	8/7/2031	32,222	31,827	32,222	6.78%
Coding Solutions Acquisition Inc (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(83)	—	—
Coding Solutions Acquisition Inc (3)(9)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(40)	—	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	9.327%	5/15/2025	8/7/2031	1,245	1,227	1,245	0.26%
Coding Solutions Acquisition Inc (3)(7)(10)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		5/15/2025	8/7/2031	—	(29)	—	—
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	10.120%	2/29/2024	3/1/2030	33,042	32,482	33,042	6.96%
Cpex Purchaser, LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	10.134%	2/29/2024	3/1/2030	3,724	3,724	3,724	0.78%
Cpex Purchaser, LLC (3)(7)(10)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%	10.319%	2/29/2024	3/1/2030	3,419	3,200	3,419	0.72%
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.666%	3/26/2025	3/1/2030	1,650	1,634	1,634	0.34%
Cpex Purchaser, LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.500%		3/26/2025	3/1/2030	—	—	(32)	(0.01)%
Four Winds Interactive LLC	First Lien Senior Secured Term Loan	Interactive Media & Services	SOFR + 6.500%	10.796%	2/20/2025	2/20/2030	37,475	36,773	36,725	7.73%
Four Winds Interactive LLC (3)(8)(10)	First Lien Senior Secured Delayed Draw Term Loan	Interactive Media & Services	SOFR + 6.500%		2/20/2025	2/20/2030	—	(67)	(145)	(0.03)%
Four Winds Interactive LLC (3)(7)(10)	First Lien Senior Secured Revolving Loan	Interactive Media & Services	SOFR + 6.500%		2/20/2025	2/20/2030	—	(90)	(97)	(0.02)%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.967%	10/11/2024	10/11/2030	12,222	12,054	12,038	2.53%
FH DMI Buyer Inc (3)(8)(10)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.998%	10/11/2024	10/11/2030	3,013	2,944	2,911	0.61%
FH DMI Buyer Inc (3)(7)(10)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 4.750%		10/11/2024	10/11/2030	—	(29)	(31)	(0.01)%
Gainsight Inc	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	10.233%	4/1/2025	7/30/2027	36,618	36,458	36,253	7.63%
Goldeneye Parent, LLC	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 5.000%	9.327%	3/31/2025	3/31/2032	12,777	12,716	12,713	2.68%
Goldeneye Parent, LLC (3)(9)(10)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 5.000%		3/31/2025	3/31/2032	—	(9)	(9)	(0.00)%
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	9.308%	3/10/2025	3/10/2031	44,116	43,682	43,674	9.20%
Grand River Aseptic Manufacturing, Inc. (3)(7)(10)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		3/10/2025	3/10/2031	—	(129)	(136)	(0.03)%
Guardian Restoration Partners Buyer	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 4.750%	9.046%	11/1/2024	11/3/2031	4,755	4,701	4,696	0.99%
Guardian Restoration Partners Buyer (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 4.750%	9.049%	11/1/2024	11/3/2031	4,827	4,755	4,728	1.00%
Guardian Restoration Partners Buyer (3)(7)(10)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 4.750%	9.048%	11/1/2024	11/3/2031	175	159	160	0.03%
Homecare Software Solutions LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.550% (Incl. 2.925% PIK)	10.171%	9/26/2024	6/16/2031	28,334	28,088	28,050	5.91%

26North BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Icefall Parent, Inc.	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 5.750%	10.030%	1/26/2023	1/25/2030	$24,937	$24,528	$24,688	5.20%
Icefall Parent, Inc. (3)(9)(10)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 5.750%		1/26/2023	1/25/2030	—	(44)	(24)	(0.01)%
LogRhythm Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500%	11.833%	7/2/2024	7/2/2029	54,815	53,442	53,171	11.19%
LogRhythm Inc (3)(7)(10)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 7.500%		7/2/2024	7/2/2029	—	(150)	(164)	(0.03)%
Metropolis Capital Holdings, LLC	First Lien Senior Secured Term Loan	Real Estate Management & Development	SOFR + 6.000%	10.427%	5/16/2024	5/16/2031	13,709	13,595	13,640	2.87%
Penn TRGRP Holdings LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.500%	11.796%	10/20/2023	9/27/2030	25,225	24,721	25,036	5.27%
Penn TRGRP Holdings LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.500%	11.796%	10/20/2023	9/27/2030	2,720	2,720	2,694	0.57%
Penn TRGRP Holdings LLC (3)(9)(10)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.500%		10/20/2023	9/27/2030	—	(72)	(29)	(0.01)%
RH Buyer, Inc.	First Lien Senior Secured Term Loan	Aerospace & Defense	SOFR + 6.500%	10.880%	1/17/2025	1/17/2031	61,278	60,152	60,052	12.64%
RH Buyer, Inc. (3)(7)(10)	First Lien Senior Secured Revolving Loan	Aerospace & Defense	SOFR + 6.500%	10.927%	1/17/2025	1/17/2031	2,488	2,371	2,364	0.50%
Runway Bidco LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.000%	9.296%	12/17/2024	12/17/2031	20,208	20,021	20,006	4.21%
Runway Bidco LLC (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(24)	(50)	(0.01)%
Runway Bidco LLC (3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(24)	(25)	(0.01)%
Sapphire Software Buyer Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.000%	9.217%	9/30/2024	9/30/2031	30,533	30,237	30,228	6.36%
Sapphire Software Buyer Inc (3)(7)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.000%		9/30/2024	9/30/2031	—	(35)	(37)	(0.01)%
Serrano Parent, LLC	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.710%	10/18/2023	5/13/2030	28,297	27,750	27,731	5.84%
Thunder Buyer Inc	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	9.046%	10/17/2024	10/17/2030	16,480	16,262	16,274	3.43%
Thunder Buyer Inc (3)(7)(10)	First Lien Senior Secured Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	9.074%	10/17/2024	10/17/2030	390	336	299	0.06%
Thunder Buyer Inc (3)(7)(10)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		10/17/2024	10/17/2030	—	(55)	(49)	(0.01)%
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 5.250%	9.546%	6/21/2024	6/23/2031	27,535	27,159	27,190	5.72%
United Flow Technologies Intermediate HoldCo II, LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 5.250%	9.574%	6/21/2024	6/23/2031	15,299	15,081	15,107	3.18%
United Flow Technologies Intermediate HoldCo II, LLC (3)(7)(10)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 5.250%		6/21/2024	6/21/2030	—	(43)	(39)	(0.01)%
Univista Intermediate Holdco, LLC	First Lien First Out Term Loan	Insurance	SOFR + 3.850%	8.177%	1/10/2025	1/10/2030	18,947	18,643	18,616	3.92%
Univista Intermediate Holdco, LLC	First Lien Last Out Term Loan	Insurance	SOFR + 6.531%	10.858%	1/10/2025	1/10/2030	20,811	20,391	20,342	4.28%

26North BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Unlimited Technology Holdings, LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.750%	9.046%	3/12/2025	3/12/2032	$17,209	$17,124	$17,123	3.61%
Unlimited Technology Holdings, LLC (3)(7)(10)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.750%		3/12/2025	3/12/2032	—	(11)	(11)	(0.00)%
Xactly Corporation	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	10.683%	7/12/2024	7/30/2027	25,202	25,112	25,076	5.28%
Xactly Corporation (3)(7)(10)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/12/2024	7/30/2027	—	(7)	(8)	(0.00)%
Zone & Company Software Consulting LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.810%	9/13/2024	9/13/2030	46,593	45,847	46,010	9.69%
Zone & Company Software Consulting LLC (3)(7)(10)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(96)	(148)	(0.03)%
Zone & Company Software Consulting LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%	10.810%	9/13/2024	9/13/2030	1,267	1,267	1,245	0.26%
Zone & Company Software Consulting LLC (3)(7)(10)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(104)	(79)	(0.02)%
Total Debt Investments								$979,301	$980,322	206.39%

Common Equity
Excalibur Parent Holdings LP	Common Stock	IT Services			7/2/2024		519	$—	$—	—
FH DMI Buyer Inc (10)	Common Stock	Health Care Equipment & Supplies			10/11/2024		400,429	400	372	0.08%
Total Common Equity								400	372	0.08%
Total Investments								$979,701	$980,694	206.47%

Cash and Cash Equivalents
Dreyfus Treasury Obligations Cash Management Money Market Fund				4.19%				27,590	27,590	5.81%
Total Portfolio Investments, Cash and Cash Equivalents								$1,007,291	$1,008,284	212.28%

(1)
All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Unless otherwise indicated, investment is pledged as collateral under the Asset-Based Facility (as defined below). See Note 6. Borrowings in the Notes to the Consolidated Financial Statements.
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
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of June 30, 2025, the reference rates for the floating rate loans were the 1 Month SOFR of 4.32%, 3 Month SOFR of 4.29% and 6 Month SOFR of 4.15%.
(5)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the 1940 Act (as defined below), the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, the Company had no non-qualifying assets.
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
(6)
Under Section 55(a) of the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, the Company had no non-qualifying assets.
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

June 30, 2025

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

On February 28, 2024, the Company formed a wholly-owned subsidiary, 26North BDC CA SPV, LLC, a Delaware limited liability company (“CA SPV”), which is intended to hold a California finance lenders license. CA SPV is intended to originate loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business. As of June 30, 2025, CA SPV had not commenced operations.

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

Our operations comprise of a single reportable business segment, asset management, which is detailed in the previous paragraphs. The Chief Operating Decision Maker (“CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy as outlined in the prospectus, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources. Key metrics include, but are not limited to, net investment income and net income that is reported on the Consolidated Statement of Operations, financial highlights reported in Note 11, underlying investment cost and market value as disclosed on the Consolidated Schedule of Investments and expected yield relative to the risk of the assets as disclosed in the composition of the investment portfolio and associated yield figures in the MD&A.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2025 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim period presented have been included. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

The Company consolidated the results of the Company’s wholly-owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2025, the Company’s only consolidated subsidiary was Financing SPV.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2025 and December 31, 2024, the Company had unamortized deferred financing costs of $5.4 million and $4.9 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. The Company’s cash and cash equivalents are held at the Company’s custodian. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. The Company deposits its cash and cash equivalents with financial institutions and, at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2025 and December 31, 2024, all of the Company’s $27.6 million and $12.9 million cash and cash equivalents, respectively, were held in Dreyfus Treasury Obligations Cash Management (“Dreyfus Cash Management”), which is a money market fund registered under the 1940 Act and managed in accordance with the requirements of Rule 2a-7 thereunder. Dreyfus Cash Management had a 7-day yield of 4.19% and 4.30% as of June 30, 2025 and December 31, 2024, respectively.

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

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. For the three and six months ended June 30, 2025, the Company did not incur offering cost expense. For the three and six months ended June 30, 2024, the Company expensed offering costs of $0.4 million and $0.8 million, respectively. The Adviser did not elect to pay any such offering costs for the three months ended June 30, 2024. For the six months ended June 30, 2024, the Adviser elected to pay $0.4 million of such offering costs, subject to conditional reimbursement by the Company pursuant to the Expense Support Agreement (as defined below).

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

The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases of the Common Stock during the relevant calendar quarter. For the quarter ended December 31, 2023, the Management Fee was calculated based on the value of our gross assets as of such quarter-end.

For the three and six months ended June 30, 2025, Management Fees were $1.8 million and $3.3 million, respectively. For the three and six months ended June 30, 2024, Management Fees were $0.3 million and $0.5 million, respectively. As of June 30, 2025 and December 31, 2024, $1.8 million and $1.1 million, respectively, was payable to the Adviser for Management Fees.

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

Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, expressed as a rate of return on the value of the Company’s net assets at the beginning of the immediately preceding calendar quarter, is compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.5% per quarter (6.0% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the beginning of the immediately preceding calendar quarter.

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

For the three and six months ended June 30, 2025, $1.3 million and $2.3 million of Investment Income Incentive Fees were accrued to the Adviser, respectively. There was no accrual of Investment Income Incentive Fees for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, $1.3 million and $0.7 million was payable to the Adviser for Investment Income Incentive Fees, respectively.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The Company accrued cumulative Capital Gains Incentive Fees of $99 thousand and $47 thousand, as of June 30, 2025 and December 31, 2024, respectively, none of which were payable under the Investment Advisory Agreement.

For the three and six months ended June 30, 2025, the Company had accrued $75 thousand and $53 thousand of Capital Gains Incentive Fees, respectively. For the three and six months ended June 30, 2024, the Company did not accrue any Capital Gains Incentive Fee since there were cumulative net unrealized and realized losses as of such dates.

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

For the three and six months ended June 30, 2025, the Company incurred expenses payable under the Administration Agreement of $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2024, the Company incurred expenses payable under the Administration Agreement of $0.5 million and $1.0 million, respectively. Of these amounts, for the three and six months ended June 30, 2024 the Adviser elected to pay $0.3 million and $0.8 million, respectively subject to conditional reimbursement by the Company as described below, pursuant to the Expense Support Agreement (as defined below).

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

As of June 30, 2025, the total amount of expense support payments provided by the Adviser was $8.2 million. The Company did not have any obligation to a make reimbursement payment as of June 30, 2025. As of June 30, 2025, the amount of unreimbursed expense support payments provided by the Adviser was $6.6 million. For the six months ended June 30, 2025 and June 30, 2024, the amount of expense support payments provided by the Adviser was $0.0 million and $1.7 million, respectively. For the six months ended June 30, 2025 the Company repaid $0.5 million to the Adviser. For the six months ended June 30, 2024, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Co-Investment Activity

On November 15, 2023, the Company and certain of its affiliates were granted an exemptive order by the SEC (the “Order”) to co-invest alongside other funds managed and controlled by the Adviser and its affiliates, in a manner consistent with the Company’s investment objective, policies and restrictions as well as applicable regulatory requirements. The Company relies on the Order to co-invest with other funds managed and accounts by the Adviser or its affiliates in a manner consistent with the Order. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and the Stockholders and do not involve overreaching of the Company or the Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Stockholders and is consistent with the Company’s investment objective and strategies, and (3) the investment by the Company’s affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. On June 17, 2025, the Company and its affiliates applied for a new exemptive order that, if granted, would supersede the Order and would permit the Company to participate in negotiated co-investment transactions pursuant to a different set of conditions than those in the Order. There can be no assurance that such application will be granted and such new exemptive order will be issued by the SEC.

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

4. INVESTMENTS

The following tables summarize the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Senior Secured Debt	$958,910	$959,980	97.9%	$665,276	$665,741	99.9%
First Lien Last Out Unitranche Debt	20,391	20,342	2.1%	—	—	0.0%
Common Equity	400	372	0.0%	400	400	0.1%
Total Investments	$979,701	$980,694	100.0%	$665,676	$666,141	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2025		December 31, 2024
	Fair Value	Percent of Total Investments at Fair Value	Fair Value	Percent of Total Investments at Fair Value
IT Services	$163,613	16.7%	$163,612	24.5%
Health Care Technology	145,907	14.9%	128,697	19.3%
Software	121,163	12.4%	75,727	11.4%
Diversified Financial Services	99,393	10.1%	97,181	14.6%
Multi-Utilities	65,857	6.7%	52,039	7.8%
Aerospace & Defense	62,416	6.4%	-	-
Pharmaceuticals	43,538	4.4%	-	-
Diversified Consumer Services	40,418	4.1%	7,277	1.1%
Insurance	38,958	4.0%	-	-
Professional Services	38,316	3.9%	32,184	4.8%
Interactive Media & Services	36,483	3.7%	-	-
Semiconductors & Semiconductor Equipment	35,730	3.6%	37,077	5.6%
Life Sciences Tools & Services	29,228	3.0%	16,167	2.4%
Commercial Services & Supplies	22,455	2.3%	21,986	3.3%
Health Care Equipment & Supplies	15,290	1.6%	12,335	1.9%
Real Estate Management & Development	13,640	1.4%	13,709	2.1%
Air Freight & Logistics	8,289	0.8%	8,150	1.2%
Total	$980,694	100.0%	$666,141	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
United States	$979,701	$980,694	100.0%	$665,676	$666,141	100.0%
Total	$979,701	$980,694	100.0%	$665,676	$666,141	100.0%

5. FAIR VALUE MEASUREMENTS

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Debt	$—	$—	$959,980	$959,980
First Lien Last Out Unitranche Debt	—	—	20,342	20,342
Common Equity	—	—	372	372
Cash and Cash Equivalents	27,590	—	—	27,590
Total Portfolio Investments, Cash and Cash Equivalents	$27,590	$—	$980,694	$1,008,284

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$665,741	$665,741
Common Equity	—	—	400	400
Cash and Cash Equivalents	12,923	—	—	12,923
Total Portfolio Investments, Cash and Cash Equivalents	$12,923	$—	$666,141	$679,064

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended June 30, 2025 (amounts in thousands):

Three Months Ended June 30, 2025	First Lien Senior Secured	First Lien Last Out Unitranche Debt	Common Equity	Total
Fair value, beginning of period	$901,723	$20,347	$348	$922,418
Purchase of investments	62,204	—	—	62,204
Proceeds from principal repayments and sales of investments	(5,723)	—	—	(5,723)
Amortization of premium/accretion of discount, net	564	19	—	583
Receipt of paid-in-kind interest	467	—	—	467
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	745	(24)	24	745
Transfers out of Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Fair value, end of period	$959,980	$20,342	$372	$980,694
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2025	745	(24)	24	745

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2025 (amounts in thousands):

Six Months Ended June 30, 2025	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	Common Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$666,141
Purchase of investments	304,859	20,347	—	325,206
Proceeds from principal repayments and sales of investments	(13,338)	—	—	(13,338)
Amortization of premium/accretion of discount, net	1,135	44	—	1,179
Receipt of paid-in-kind interest	978	—	—	978
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	605	(49)	(28)	528
Transfers out of Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Fair value, end of period	$959,980	$20,342	$372	$980,694
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2025	605	(49)	(28)	528

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended June 30, 2024 (amounts in thousands):

Three Months Ended June 30, 2024	First Lien Senior Secured	Total
Fair value, beginning of period	$114,847	$114,847
Purchase of investments	103,076	103,076
Amortization of premium/accretion of discount, net	81	81
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	23	23
Receipt of paid-in-kind interest	112	112
Transfers out of Level 3	—	—
Transfers to Level 3	—	—
Fair value, end of period	$218,139	$218,139
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2024	23	23

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2024 (amounts in thousands):

Six Months Ended June 30, 2024	First Lien Senior Secured	Total
Fair value, beginning of period	$52,566	$52,566
Purchase of investments	165,529	165,529
Amortization of premium/accretion of discount, net	130	130
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(198)	(198)
Receipt of paid-in-kind interest	112	112
Transfers out of Level 3	—	—
Transfers to Level 3	—	—
Fair value, end of period	$218,139	$218,139
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2024	(198)	(198)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2025 and December 31, 2024, respectively (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of June 30, 2025	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured Debt	$959,980	Income Approach	Discount Rate	5.89% - 19.20%	10.47%
First Lien Last Out Unitranche Debt	20,342	Income Approach	Discount Rate	11.39%	N/A
Common Equity	372	Market Approach	EBITDA Multiple	14.3x	N/A
	$980,694

Asset Class	Fair Value as of December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured	$665,741	Income Approach	Discount Rate	9.11% - 12.92%	10.67%
Common Equity	400	Transactional Value	Cost	N/A	N/A
	$666,141

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio was 188.8% and 207.2%, respectively.

The Company’s outstanding debt obligations as of June 30, 2025 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$349,740	$349,740	$150,260	10/18/2028
Subscription Facility	250,000	184,930	184,930	65,070	2/6/2026
Total	$750,000	$534,670	$534,670	$215,330

The Company’s outstanding debt obligations as of December 31, 2024 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$328,390	$328,390	$171,610	10/18/2028
Total	$500,000	$328,390	$328,390	$171,610

(1)
The unused portion is the amount upon which commitment fees are based, if any.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$8,604	$566	$16,307	$1,087
Unused/undrawn fees	203	225	531	466
Amortization of deferred financing costs	625	215	1,109	429
Total interest expense	$9,432	$1,006	$17,947	$1,982
Average borrowings	$519,540	$27,771	$486,905	$26,640
Weighted average interest rate (1)	6.80%	11.46%	6.97%	11.72%
Amortization of deferred financing costs	0.48%	3.11%	0.46%	3.24%
Total borrowing costs	7.28%	14.57%	7.43%	14.96%

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

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of June 30, 2025, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

As of June 30, 2025, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

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

As of June 30, 2025, to the Company’s knowledge, the Company was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	June 30, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,927,612	$1,470,549	23.71%	$1,832,547	$1,488,821	18.76%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of June 30, 2025 and December 31, 2024, the Company had the following unfunded commitments by investment types (amounts in thousands):

			Unfunded Commitment Balances
Porfolio Company	Commitment Type	Commitment Expiration Date	June 30, 2025	December 31, 2024
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2026	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,332	3,332
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2026	6,667	7,247
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	2,174	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	5,267	4,009
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	2,991	10,401
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	2,080	832
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	1,497	1,497
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2026	4,039	6,037
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,354	2,354
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	3,083	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	2,620	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
CI (MG) GROUP, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	12,309	—
CI (MG) GROUP, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	1,600	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	3,648	4,764
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	372
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	8/7/2031	—	1,749
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2031	3,932	—
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	10,258	9,818
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	3,227	—
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	3	—
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	7,253	—
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	—

			Unfunded Commitment Balances
Porfolio Company	Commitment Type	Commitment Expiration Date	June 30, 2025	December 31, 2024
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/12/2026	$3,791	$6,807
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	2,042	2,042
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	—
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	13,574	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	3,111	5,262
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	1,017	1,192
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	713	1,537
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	3,881	3,881
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	3,733	—
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	6,929	7,319
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	3,904	3,904
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	6/21/2026	80	13,902
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	6/21/2030	3,083	3,083
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	11,860	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	525	1,366
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$188,129	$162,039

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any pending or threatened litigation.

8. NET ASSETS

Subscriptions and Drawdowns

The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2025, the Company had received Capital Commitments totaling $1,927.6 million ($1,470.5 million remaining undrawn), of which $104.8 million ($78.5 million remaining undrawn) are from affiliates of the Adviser.

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns for the six months ended June 30, 2025 (dollars in thousands except per share amounts):

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

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT

The following table reflects the distributions declared on the Company’s shares of Common Stock for the six months ended June 30, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
February 27, 2025	February 28, 2025	March 13, 2025	$0.63	$8,763
May 1, 2025	May 31, 2025	June 12, 2025	$0.63	$11,691

The following table reflects the distributions declared on the Company’s shares of Common Stock for the six months ended June 30, 2024 (dollars in thousands except per share amounts):

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

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the six months ended June 30, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
March 13, 2025	$3,551	141,715
June 12, 2025	5,195	207,192
Total	$8,746	348,907

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the six months ended June 30, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
June 13, 2024	$803	32,054
Total	803	32,054

10. EARNINGS PER SHARE

The following tables sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$12,440	$2,211	$21,221	$3,044
Weighted average shares of common stock outstanding (basic and diluted)	18,600,825	5,807,235	16,581,952	4,424,408
Earnings (loss) per share	$0.68	$0.38	$1.28	$0.69

11. FINANCIAL HIGHLIGHTS

	For the Six Months Ended June 30,
	2025	2024
Per share data:
Net asset value, beginning of period	$25.31	$25.00
Net investment income (loss) (1)	1.25	0.73
Net realized and unrealized gain (loss) (2)	0.01	(0.21)
Net increase (decrease) in net assets from operations	1.26	0.52
Distributions declared (3)	(1.26)	(0.30)
Total increase (decrease) in net assets	0.00	0.22
Net asset value, end of period	$25.31	$25.22
Shares Outstanding, end of period	18,764,757	5,832,949
Total Return (4)	4.98%	2.08%
Ratios
Ratio of net expenses to average net assets (5)	13.45%	7.79%
Ratio of net investment income (loss) to average net assets (5)	10.00%	6.25%
Portfolio turnover rate (6)	1.56%	—
Supplemental Data
Net Assets, end of period	$474,973	$147,129
Weighted average shares outstanding	16,581,952	4,424,408
Total capital commitments, end of period	$1,927,612	$1,461,023
Average debt outstanding	$486,905	$26,640
Asset coverage ratio	188.8%	164.8%
Ratio of total contributed capital to total committed capital, end of period	23.71%	9.93%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the six months ended June 30, 2025 and 2024 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.

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
(5)
Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs and capital gains incentive fees. For the six months ended June 30, 2025 and 2024, the ratio of total operating expenses to average net assets was 13.23% and 10.57% respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (0.22%) and 2.78% respectively, of average net assets.
(6)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.

12. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2025, except as discussed as below.

On July 31, 2025, the Board declared a quarterly dividend of $0.63 per share payable on September 11, 2025, to Stockholders of record as of August 31, 2025.

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

As of June 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments was approximately 10.15% and 10.50%, respectively.

Portfolio Composition

The total value of our investment portfolio was $980.7 million as of June 30, 2025, as compared to $666.1 million as of December 31, 2024. As of June 30, 2025, we had investments in 33 portfolio companies with an aggregate cost of $979.7 million. As of December 31, 2024, we had investments in 25 portfolio companies with an aggregate cost of $665.7 million. As of June 30, 2025 and December 31, 2024, the number of our portfolio companies that represented greater than 10% of the total fair value of our investment portfolio was zero and one, respectively.

As of June 30, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$958,910	97.9%	$959,980	97.9%
Last-out unitrache 1st lien notes	20,391	2.1%	20,342	2.1%
Common equity	400	0.0%	372	0.0%
	$979,701	100.0%	$980,694	100.0%

As of December 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$665,276	99.9%	$665,741	99.9%
Common equity	400	0.1%	400	0.1%
	$665,676	100.0%	$666,141	100.0%

Investment Activity

During the six months ended June 30, 2025, we made eight new investments totaling $275.9 million and made investments in existing portfolio companies of $49.3 million. During the six months ended June 30, 2025, we received 13.3 million of portfolio company principal payments.

Total portfolio investment activity for the six months ended June 30, 2025, was as follows (amounts in thousands):

Six Months Ended June 30, 2025	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	Common Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$666,141
Purchase of investments	304,859	20,347	—	325,206
Proceeds from principal repayments and sales of investments	(13,338)	—	—	(13,338)
Amortization of premium/accretion of discount, net	1,135	44	—	1,179
Receipt of paid-in-kind interest	978	—	—	978
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	605	(49)	(28)	528
Transfers out of Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Fair value, end of period	$959,980	$20,342	$372	$980,694
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2025	605	(49)	(28)	528

During the six months ended June 30, 2024, we made eight new investments totaling $164.7 million and made investments in existing portfolio companies of $0.8 million. During the six months ended June 30, 2024, we had no investment realization activity.

Total portfolio investment activity for the six months ended June 30, 2024 was as follows (amounts in thousands):

Six Months Ended June 30, 2024	First Lien Senior Secured	Total
Fair value, beginning of period	$52,566	$52,566
Purchase of investments	165,529	165,529
Amortization of premium/accretion of discount, net	130	130
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(198)	(198)
Receipt of paid-in-kind interest	112	112
Transfers out of Level 3	—	—
Transfers to Level 3	—	—
Fair value, end of period	$218,139	$218,139
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2024	(198)	(198)

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of June 30, 2025 and December 31, 2024 (amounts in thousands).

	June 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	—	$—	—
Grade 2	980,694	100.0%	666,141	100.0%
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$980,694	100.0%	$666,141	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2025, and December 31, 2024 we had no non-accrual assets.

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

The following table represents the operating results for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$26,706	$4,881	$48,625	$7,732
Net operating expenses	14,990	2,693	27,861	4,490
Net investment income before excise tax	11,716	2,188	20,764	3,242
Excise tax expense	21	—	71	—
Net investment income after excise tax	11,695	2,188	20,693	3,242
Net unrealized appreciation / (depreciation)	745	23	528	(198)
Net increase in net assets resulting from operations	$12,440	$2,211	$21,221	$3,044

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total interest income	$25,973	$4,520	$47,165	$7,175
Total payment-in-kind interest income	467	112	978	112
Total other income	266	249	482	445
Total investment income	$26,706	$4,881	$48,625	$7,732

Investment income for the three and six months ended June 30, 2025 and 2024, was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and other debt expenses	$9,432	$1,006	$17,947	$1,982
Management fees	1,804	324	3,293	494
Investment income incentive fees	1,310	—	2,313	—
Administrative service expenses	764	512	1,548	1,024
Other general and administrative expenses	693	453	1,561	765
Professional fees	462	273	696	1,163
Capital gains incentive fees	75	—	53	—
Offering costs	—	395	—	788
Total expenses	$14,540	$2,963	$27,411	$6,216
Less: Expense support	—	(270)	—	(1,726)
Expense support recoupment	450	—	450	—
Net expenses	$14,990	$2,693	$27,861	$4,490

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. For the three and six months ended June 30, 2025 the Company incurred $0.5 million and $0.7 million in professional fees, respectively. For the three and six months ended June 30, 2024 the Company incurred $0.3 million and $1.2 million in professional fees, respectively.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3. Significant Agreements and Related Party Transactions to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and six months ended June 30, 2025, the Company incurred $0.8 million and $1.5 million of administrative service expenses, respectively. For the three and six months ended June 30, 2024, the Company incurred $0.5 million and $1.0 million of administrative service expenses, respectively.

Interest and Other Debt Expenses

Interest and other financing fees for the six months ended June 30, 2025, were attributable to borrowings under the various borrowing facilities (as discussed below under “Liquidity and Capital Resources”). For the three and six months ended June 30, 2025, the Company incurred $9.4 million and $17.9 million in interest and other debt expenses, respectively. For the three and six months ended June 30, 2024, the Company incurred $1.0 million and $2.0 million in interest and other debt expenses, respectively.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the three and six months ended June 30, 2025, the Company incurred $0.0 million and $0.0 million in offering costs, respectively. For the three and six months ended June 30, 2024, the Company incurred $0.4 million and $0.8 million in offering costs, respectively.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three and six months ended June 30, 2025, the Company incurred $0.7 million and $1.6 million in other general and administrative expenses, respectively. For the three and six months ended June 30, 2024, the Company incurred $0.5 million and $0.8 million in other general and administrative expenses, respectively.

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

The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases of our Common Stock during the relevant calendar quarter. For the quarter ended December 31, 2023 the Management Fee was calculated based on the value of our gross assets as of such quarter-end.

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2025, the Company incurred Management Fees of $1.8 million and $3.3 million, respectively. For the three and six months ended June 30, 2024, the Company incurred Management Fees of $0.3 million and $0.5 million, respectively.

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

For the three and six months ended June 30, 2025, the Company incurred Incentive Fees of $1.4 million and $2.3 million, respectively. For the three and six months ended June 30, 2024, the Company did not incur incentive fees.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) for the three and six months ended June 30, 2025 and 2024 was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-Control / Non-Affiliate investments	$745	$23	$528	$(198)
Net unrealized appreciation / (depreciation) on investments	$745	$23	$528	$(198)

For the three months ended June 30, 2025, we recorded net unrealized appreciation on our current portfolio of $0.7 million. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

For the six months ended June 30, 2025, we recorded net unrealized appreciation on our current portfolio of $0.5 million. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

For the three months ended June 30, 2024, we recorded net unrealized appreciation on our current portfolio of $23 thousand. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

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

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio as of June 30, 2025 and December 31, 2024 was 188.8% and 207.2%, respectively.

Cash Flows

For the six months ended June 30, 2025, we experienced a net increase in cash in the amount of $14.7 million. During that period, our operating activities used $292.2 million in cash, consisting primarily of purchases of portfolio investments of $325.2 million. In addition, financing activities provided net cash of $306.8 million, consisting primarily of net borrowings under the Asset-Based Facility and Subscription Facility of $206.3 million and proceeds from the issuance of Common Stock of $122.1 million. At June 30, 2025, we had $27.6 million of cash and cash equivalents on hand.

For the six months ended June 30, 2024, we experienced a net increase in cash in the amount of $87.0 million. During that period, our operating activities used $160.6 million in cash, consisting primarily of purchases of portfolio investments of $165.5 million. In addition, financing activities provided net cash of $247.6 million, consisting primarily of net borrowings under the Asset-Based Facility of $174.8 million and proceeds from the issuance of Common Stock of $75.5 million. At June 30, 2024, we had $154.7 million of cash and cash equivalents on hand.

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

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of June 30, 2025, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

As of June 30, 2025, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

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

As of June 30, 2025, total commitments under the Asset-Based Facility were $500 million and total commitments under the Subscription Facility were $250 million.

As of June 30, 2025, we had U.S. dollar borrowings of $534.7 million outstanding under the Asset- Based Facility and Subscription Facility with a weighted average interest rate of 6.58%.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of June 30, 2025 and June 30, 2024 was as follows (amounts in thousands):

		Commitment	Unfunded Commitment Balances
Porfolio Company	Commitment Type	Expiration Date	June 30, 2025	December 31, 2024
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2026	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,332	3,332
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2026	6,667	7,247
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	2,174	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	5,267	4,009
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	2,991	10,401
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	2,080	832
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	1,497	1,497
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2026	4,039	6,037
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,354	2,354
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	3,083	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	2,620	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
CI (MG) GROUP, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	12,309	—
CI (MG) GROUP, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	1,600	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	3,648	4,764
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	372
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	8/7/2031	—	1,749
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2031	3,932	—
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	10,258	9,818
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	3,227	—
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	3	—
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	7,253	—
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	—

		Commitment	Unfunded Commitment Balances
Porfolio Company	Commitment Type	Expiration Date	June 30, 2025	December 31, 2024
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/12/2026	$3,791	$6,807
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	2,042	2,042
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	—
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	13,574	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	3,111	5,262
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	1,017	1,192
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	713	1,537
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	3,881	3,881
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	3,733	—
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	6,929	7,319
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	3,904	3,904
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	6/21/2026	80	13,902
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	6/21/2030	3,083	3,083
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	11,860	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	525	1,366
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$188,129	$162,039

Recent Developments

On July 31, 2025, the Board declared a quarterly dividend of $0.63 per share payable on September 11, 2025, to Stockholders of record as of August 31, 2025.

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

As of June 30, 2025, 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2025. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2025, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$20,468	$(10,693)	$9,775
Up 150 Basis Points	15,351	(8,020)	7,331
Up 100 Basis Points	10,234	(5,347)	4,887
Up 50 Basis Points	5,117	(2,673)	2,444
Down 50 Basis Points	(5,117)	2,673	(2,444)
Down 100 Basis Points	(10,234)	5,347	(4,887)
Down 150 Basis Points	(15,351)	8,020	(7,331)
Down 200 Basis Points	(20,468)	10,693	(9,775)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act. The Company did not conduct any repurchases of its shares of Common Stock during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the members of our Board of Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: August 6, 2025	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)