Form 10-Q
period 2025-09-30
26North BDC, Inc.
filed 2025-11-07
CIK 1950976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of September 30, 2025 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 7, 2025 was 23,801,573.

26North bdc, inc.

Quarterly Report on form 10-Q for the quarter enDed SEPTEMBER 30, 2025

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
•
political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the legislative, regulatory, trade and policy changes associated with the current U.S. presidential administration, and the impact of the prolonged shutdown of U.S. government services;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

26North BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost $1,236,252 and $665,676, respectively)	$1,236,829	$666,141
Cash and cash equivalents	26,319	12,923
Interest and other income receivable from non-controlled/non-affiliated investments	7,468	3,509
Deferred financing costs	5,644	4,891
Subscriptions receivable	1,214	55
Dividend receivable from non-controlled/non-affiliated investments	544	—
Prepaid assets	190	468
Total Assets	$1,278,208	$687,987
Liabilities
Debt	662,890	328,390
Interest payable	6,392	3,667
Management fees payable	2,123	1,107
Other liabilities and accrued expenses	1,344	846
Investment income incentive fees payable	1,338	733
Expense reimbursement payable	1,200	558
Accrued administrative services expense payable	674	516
Capital gains incentive fees payable	58	47
Total Liabilities	$676,019	$335,864
Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 23,801,573 and 13,909,942 shares issued and outstanding, respectively)	$24	$14
Additional paid-in capital	597,022	347,648
Distributable earnings (loss)	5,143	4,461
Total Net Assets	$602,189	$352,123
Total Liabilities and Net Assets	$1,278,208	$687,987
Net asset value per share	$25.30	$25.31

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$28,648	$11,447	$75,813	$18,622
Dividend income	544	—	544	—
Payment-in-kind interest income	493	261	1,471	373
Other income	238	160	720	605
Fee income	42	—	42	—
Total Investment Income	29,965	11,868	78,590	19,600
Expenses
Interest and other debt expenses	11,536	4,799	29,483	6,781
Management fees	2,123	681	5,416	1,175
Investment income incentive fees	1,338	458	3,651	458
Administrative service expenses	658	318	2,206	1,342
Other general and administrative expenses	653	345	2,214	1,110
Professional fees	417	244	1,113	1,407
Capital gains incentive fees	(42)	—	11	—
Offering costs	—	398	—	1,186
Total expenses	$16,683	$7,243	$44,094	$13,459
Less: Expense support (Note 3)	—	—	—	(1,726)
Expense support recoupment (Note 3)	1,200	500	1,650	500
Net expenses	17,883	7,743	45,744	12,233
Net investment income before excise tax	12,082	4,125	32,846	7,367
Excise tax expense	34	54	105	54
Net investment income after excise tax	12,048	4,071	32,741	7,313
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(416)	22	112	(176)
Net change in unrealized appreciation (depreciation)	(416)	22	112	(176)
Net realized and unrealized gain (loss)	(416)	22	112	(176)
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,632	$4,093	$32,853	$7,137
Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.63	$0.63	$1.88	$1.43
Earnings (loss) per share (basic and diluted)	$0.60	$0.63	$1.88	$1.39
Weighted average shares of common stock outstanding (basic and diluted)	19,125,508	6,506,574	17,439,121	5,123,529

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

(Unaudited)

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, June 30, 2025	18,764,757	$19	$469,655	$5,299	$474,973
Operations:
Net investment income	—	—	—	12,048	12,048
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(416)	(416)
Net increase (decrease) in net assets resulting from operations	—	—	—	11,632	11,632
Capital Share Transactions:
Common shares issued from reinvestment of distributions	212,011	—	5,325	—	5,325
Issuance of shares	4,824,805	5	122,076	—	122,081
Distributions declared from earnings	—	—	—	(11,822)	(11,822)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(34)	34	—
Net increase (decrease) for the period	5,036,816	5	127,367	(11,788)	115,584
Balance, September 30, 2025	23,801,573	$24	$597,022	$5,143	$602,189

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, June 30, 2024	5,832,949	$6	$145,819	$1,304	$147,129
Operations:
Net investment income	—	—	—	4,071	4,071
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	22	22
Net increase (decrease) in net assets resulting from operations	—	—	—	4,093	4,093
Capital Share Transactions:
Common shares issued from reinvestment of distributions	59,199	—	1,488	—	1,488
Issuance of shares	3,383,773	3	85,051	—	85,054
Distributions declared from earnings	—	—	—	(3,208)	(3,208)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—
Net increase (decrease) for the period	3,442,972	3	86,539	(3,208)	83,334
Balance, September 30, 2024	9,275,921	$9	$232,358	$2,189	$234,556

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2024	13,909,942	$14	$347,648	$4,461	$352,123
Operations:
Net investment income	—	—	—	32,741	32,741
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	112	112
Net increase (decrease) in net assets resulting from operations	—	—	—	32,853	32,853
Capital Share Transactions:
Common shares issued from reinvestment of distributions	560,918	—	14,071	—	14,071
Issuance of shares	9,330,713	10	235,408	—	235,418
Distributions declared from earnings	—	—	—	(32,276)	(32,276)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(105)	105	—
Net increase (decrease) for the period	9,891,631	10	249,374	(32,171)	217,213
Balance, September 30, 2025	23,801,573	$24	$597,022	$5,143	$602,189

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, December 31, 2023	2,811,638	$3	$70,288	$—	$70,291
Operations:
Net investment income	—	—	—	7,313	7,313
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(176)	(176)
Net increase (decrease) in net assets resulting from operations	—	—	—	7,137	7,137
Capital Share Transactions:
Common shares issued from reinvestment of distributions	91,253	—	2,291	—	2,291
Issuance of shares	6,373,030	6	159,779	—	159,785
Distributions declared from earnings	—	—	—	(4,948)	(4,948)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	—
Net increase (decrease) for the period	6,464,283	6	162,070	(4,948)	157,128
Balance, September 30, 2024	9,275,921	$9	$232,358	$2,189	$234,556

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$32,853	$7,137
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(584,094)	(441,043)
Proceeds from sale of investments and principal repayments	16,837	651
Net change in unrealized (appreciation) depreciation on investments	(112)	176
Accretion of discount	(1,848)	(393)
Amortization of deferred financing costs	1,855	645
Amortization of deferred offering costs	—	1,186
Payment-in-kind interest capitalized	(1,471)	(373)
Changes in operating assets and liabilities:
Expense reimbursement receivable	—	2,858
Interest and other income receivable from non-controlled/non-affiliated investments	(3,959)	(841)
Prepaid assets	278	132
Other liabilities and accrued expenses	(344)	808
Interest payable	2,725	2,301
Dividend receivable	(544)	—
Accrued organizational costs	—	(1,040)
Due to affiliate	—	(87)
Management fees payable	1,016	591
Expense reimbursement payable	642	—
Investment income incentive fees payable	605	458
Capital gains incentive fees payable	11	—
Accrued administrative services expense payable	158	(1,452)
Net cash provided by (used for) operating activities	(535,392)	(428,286)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	249,489	162,076
Distributions paid in cash	(32,276)	(4,948)
Change in subscription receivable	(1,159)	(15)
Deferred financing costs paid	(1,766)	(1,508)
Borrowings on debt	810,490	495,630
Payment of debt	(475,990)	(238,200)
Net cash provided by (used for) financing activities	548,788	413,035
Net increase (decrease) in cash and cash equivalents	13,396	(15,251)
Cash and cash equivalents, beginning of period	12,923	67,664
Cash and cash equivalents, end of period	$26,319	$52,413
Supplemental disclosure of cash flow and non-cash activities:
Interest paid during the period	$24,903	$3,835
Reinvestment of distributions during the period	$14,071	$2,291
Excise tax paid during the period	$137	$2

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Debt Investments
Adelaide Borrower LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.750% (Incl. 3.375% PIK)	10.752%	5/8/2024	5/8/2030	$23,884	$23,485	$23,824	3.96%
Adelaide Borrower LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(48)	(13)	(0.00)%
Adelaide Borrower LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(59)	(8)	(0.00)%
Alegeus Technologies	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 6.750%	11.058%	11/22/2024	11/5/2029	68,739	67,293	67,362	11.19%
Alert SRC Newco LLC	First Lien Senior Secured Term Loan	Commercial Services & Supplies	SOFR + 5.000%	9.320%	12/11/2024	12/11/2030	22,296	22,000	22,073	3.67%
Alert SRC Newco LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	9.212%	12/11/2024	12/11/2030	4,897	4,812	4,825	0.80%
Alert SRC Newco LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%		9/19/2025	12/11/2030	—	(52)	(104)	(0.02)%
Alert SRC Newco LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Commercial Services & Supplies	SOFR + 5.000%		12/11/2024	12/11/2030	—	(29)	(22)	(0.00)%
AMI Buyer Inc	First Lien Senior Secured Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%	8.902%	10/17/2024	10/17/2031	36,234	35,745	35,871	5.96%
AMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%		10/17/2024	10/17/2031	—	(73)	(53)	(0.01)%
Ascend Partners Services LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	8.544%	8/9/2024	8/11/2031	6,008	5,955	5,948	0.99%
Ascend Partners Services LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.653%	8/9/2024	8/11/2031	7,902	7,818	7,798	1.29%
Ascend Partners Services LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.544%	8/7/2025	8/11/2031	593	575	562	0.09%
Ascend Partners Services LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%		8/9/2024	8/11/2031	—	(19)	(21)	(0.00)%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.000%	10.163%	3/19/2024	3/19/2031	5,708	5,638	5,694	0.95%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.000%	10.163%	3/19/2024	3/19/2031	12,973	12,814	12,941	2.15%
Azurite Intermediate Holdings, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.000%		3/19/2024	3/19/2031	—	(28)	(5)	(0.00)%
Baxter Planning Systems, LLC	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250% (Incl. 3.375% PIK)	10.558%	5/20/2024	5/20/2031	8,475	8,368	8,391	1.39%
Baxter Planning Systems, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(10)	(15)	(0.00)%
Baxter Planning Systems, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(20)	(15)	(0.00)%
CB Buyer Inc	First Lien Senior Secured Term Loan	Software	SOFR + 5.250%	9.252%	7/1/2024	7/1/2031	23,208	23,014	23,150	3.84%
CB Buyer Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.250%	9.252%	7/1/2024	7/1/2031	254	228	243	0.04%
CB Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.250%		7/1/2024	7/1/2031	—	(21)	(6)	(0.00)%

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
CData Software Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.750%	9.752%	7/18/2024	7/18/2030	$33,291	$32,795	$32,792	5.45%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.250%		7/18/2024	7/18/2030	—	(24)	(46)	(0.01)%
CData Software Inc (3)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.750%	9.752%	7/18/2024	7/18/2030	1,695	1,695	1,631	0.27%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.250%		7/18/2024	7/18/2030	—	(57)	(55)	(0.01)%
CI (MG) GROUP, LLC	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.502%	3/27/2025	3/27/2030	28,732	28,323	28,301	4.70%
CI (MG) GROUP, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.750%	3/27/2025	3/27/2030	1,753	1,647	1,550	0.26%
CI (MG) GROUP, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.500%	9.502%	3/27/2025	3/27/2030	1,477	1,435	1,431	0.24%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	9.163%	8/7/2024	8/7/2031	34,458	34,006	34,458	5.72%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	9.163%	5/15/2025	8/7/2031	1,242	1,224	1,242	0.21%
Coding Solutions Acquisition Inc (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(36)	—	(0.00)%
Coding Solutions Acquisition Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		5/15/2025	8/7/2031	—	(28)	—	(0.00)%
Coding Solutions Acquisition Inc (3)(9)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(39)	—	(0.00)%
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	10.120%	2/29/2024	3/1/2030	33,042	32,482	33,042	5.49%
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.666%	3/26/2025	3/1/2030	1,650	1,635	1,634	0.27%
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	10.126%	2/29/2024	3/1/2030	3,727	3,727	3,727	0.62%
Cpex Purchaser, LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.500%	9.518%	3/26/2025	3/1/2030	1,022	1,022	990	0.16%
Cpex Purchaser, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%	10.163%	2/29/2024	3/1/2030	8,549	8,340	8,549	1.42%
Dcert Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	9.913%	7/29/2025	7/10/2030	50,244	49,516	49,491	8.22%
Dcert Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.750%		7/29/2025	7/10/2030	—	(52)	(54)	(0.01)%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	9.002%	10/11/2024	10/11/2030	12,191	12,028	12,008	1.99%
FH DMI Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	9.002%	10/11/2024	10/11/2030	3,005	2,939	2,903	0.48%
FH DMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 5.000%		10/11/2024	10/11/2030	—	(27)	(31)	(0.01)%
Four Winds Interactive LLC	First Lien Senior Secured Term Loan	Interactive Media & Services	SOFR + 6.500%	10.502%	2/20/2025	2/20/2030	37,381	36,703	36,633	6.08%
Four Winds Interactive LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Interactive Media & Services	SOFR + 6.500%		2/20/2025	2/20/2030	—	(64)	(145)	(0.02)%
Four Winds Interactive LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Interactive Media & Services	SOFR + 6.500%		2/20/2025	2/20/2030	—	(85)	(97)	(0.02)%

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Gainsight Inc	First Lien Senior Secured Term Loan	Software	SOFR + 6.250%	10.599%	4/1/2025	7/30/2027	$36,618	$36,469	$36,252	6.02%
Goldeneye Parent, LLC	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 5.000%	9.163%	3/31/2025	3/31/2032	12,745	12,686	12,682	2.11%
Goldeneye Parent, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 5.000%		3/31/2025	3/31/2032	—	(9)	(9)	(0.00)%
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	9.070%	3/10/2025	3/10/2031	44,116	43,691	43,674	7.25%
Grand River Aseptic Manufacturing, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		3/10/2025	3/10/2031	—	(124)	(136)	(0.02)%
Guardian Restoration Partners Buyer	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 4.750%	8.752%	11/1/2024	11/3/2031	4,743	4,690	4,684	0.78%
Guardian Restoration Partners Buyer (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 4.750%	8.837%	11/1/2024	11/3/2031	6,623	6,544	6,524	1.08%
Guardian Restoration Partners Buyer (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 4.750%	8.752%	11/1/2024	11/3/2031	508	493	494	0.08%
Homecare Software Solutions LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.550% (Incl. 2.925% PIK)	9.708%	9/26/2024	6/16/2031	28,551	28,309	28,265	4.69%
Icefall Parent, Inc.	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 4.500%	8.808%	1/26/2023	1/25/2030	24,153	23,772	23,972	3.98%
Icefall Parent, Inc. (3)(10)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 4.500%		1/26/2023	1/25/2030	—	(41)	(18)	(0.00)%
LogRhythm Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500%	11.663%	7/2/2024	7/2/2029	54,815	53,514	52,622	8.74%
LogRhythm Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 7.500%		7/2/2024	7/2/2029	—	(142)	(219)	(0.04)%
Metropolis Capital Holdings, LLC	First Lien Senior Secured Term Loan	Real Estate Management & Development	SOFR + 6.000%	10.263%	5/16/2024	5/16/2031	13,674	13,564	13,606	2.26%
Penn TRGRP Holdings LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	11.752%	10/20/2023	9/27/2030	25,225	24,737	24,847	4.13%
Penn TRGRP Holdings LLC(3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	11.752%	10/20/2023	9/27/2030	3,149	3,149	3,097	0.51%
Penn TRGRP Holdings LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%		10/20/2023	9/27/2030	—	(69)	(58)	(0.01)%
Philz Coffee, Inc.	First Lien Senior Secured Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%	8.913%	8/5/2025	8/6/2031	23,591	23,126	23,119	3.84%
Philz Coffee, Inc. (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(87)	(177)	(0.03)%
Philz Coffee, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(115)	(118)	(0.02)%
Plus Bidco, LLC	First Lien Senior Secured Term Loan	Food Products	SOFR + 4.750%	8.973%	8/26/2025	8/26/2032	44,173	43,733	43,731	7.26%
Plus Bidco, LLC (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Food Products	SOFR + 4.750%		8/26/2025	8/26/2032	—	(62)	(126)	(0.02)%
Plus Bidco, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food Products	SOFR + 4.750%	8.532%	8/26/2025	8/26/2032	1,082	1,028	1,028	0.17%

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Project Alliance Buyer LLC	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	9.198%	8/27/2025	8/27/2031	$24,232	$23,869	$23,869	3.96%
Project Alliance Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		8/27/2025	8/27/2031	—	(68)	(69)	(0.01)%
RH Buyer, Inc.	First Lien Senior Secured Term Loan	Aerospace & Defense	SOFR + 6.600%	10.922%	1/17/2025	1/17/2031	60,811	59,729	59,595	9.90%
RH Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Aerospace & Defense	SOFR + 6.600%	10.826%	1/17/2025	1/17/2031	2,737	2,625	2,613	0.43%
RTI Surgical, Inc.	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.750%	9/24/2025	9/25/2032	50,856	50,348	50,347	8.36%
RTI Surgical, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		9/24/2025	9/25/2032	—	(101)	(102)	(0.02)%
Runway Bidco LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.000%	9.002%	12/17/2024	12/17/2031	20,157	19,975	19,956	3.31%
Runway Bidco LLC (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(23)	(50)	(0.01)%
Runway Bidco LLC (3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(23)	(25)	(0.00)%
Sapphire Software Buyer Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.000%	8.872%	9/30/2024	9/30/2031	30,458	30,185	30,229	5.02%
Sapphire Software Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.000%		9/30/2024	9/30/2031	—	(33)	(27)	(0.00)%
Serrano Parent, LLC	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.710%	10/18/2023	5/13/2030	28,297	27,773	27,660	4.59%
Syndigo LLC	First Lien Senior Secured Term Loan	Food & Staples Retailing	SOFR + 5.000%	9.171%	8/29/2025	9/2/2032	25,995	25,738	25,735	4.27%
Syndigo LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food & Staples Retailing	SOFR + 5.000%		8/29/2025	9/2/2032	—	(35)	(35)	(0.01)%
Thunder Buyer Inc	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.752%	10/17/2024	10/17/2030	16,428	16,216	16,222	2.69%
Thunder Buyer Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	9.042%	10/17/2024	10/17/2030	389	338	298	0.05%
Thunder Buyer Inc (3)(7)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%	9.042%	10/17/2024	10/17/2030	390	338	342	0.06%
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 5.250%	9.252%	6/21/2024	6/23/2031	27,465	27,101	27,191	4.52%
United Flow Technologies Intermediate HoldCo II, LLC (11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 5.250%	9.342%	6/21/2024	6/23/2031	15,341	15,135	15,188	2.52%
United Flow Technologies Intermediate HoldCo II, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 5.000%	9.488%	7/18/2025	6/23/2031	935	912	895	0.15%
United Flow Technologies Intermediate HoldCo II, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 5.250%		6/21/2024	6/21/2030	—	(41)	(31)	(0.01)%
Univista Intermediate Holdco, LLC	First Lien First Out Term Loan	Insurance	SOFR + 3.850%	8.013%	1/10/2025	1/10/2030	18,848	18,553	18,518	3.08%
Univista Intermediate Holdco, LLC	First Lien Last Out Term Loan	Insurance	SOFR + 6.531%	10.841%	1/10/2025	1/10/2030	20,811	20,405	20,342	3.38%
Unlimited Technology Holdings, LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.500%	8.502%	3/12/2025	3/12/2032	17,166	17,082	17,123	2.84%
Unlimited Technology Holdings, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.500%		3/12/2025	3/12/2032	—	(11)	(6)	(0.00)%

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Xactly Corporation	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	10.549%	7/12/2024	7/30/2027	25,202	25,117	25,076	4.16%
Xactly Corporation (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/12/2024	7/30/2027	—	(6)	(8)	(0.00)%
Zone & Company Software Consulting LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.643%	9/13/2024	9/13/2030	46,593	45,871	46,010	7.64%
Zone & Company Software Consulting LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(93)	(148)	(0.02)%
Zone & Company Software Consulting LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%	10.643%	9/13/2024	9/13/2030	1,695	1,695	1,673	0.28%
Zone & Company Software Consulting LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(99)	(79)	(0.01)%
Total Debt Investments								$1,213,819	$1,214,412	201.67%

Equity
Excalibur Parent Holdings LP	Common Stock	IT Services			7/2/2024		519	$—	$—	—
FH DMI Buyer Inc (11)	Common Stock	Health Care Equipment & Supplies			10/11/2024		400	400	384	0.06%
Great Dane Intermediate Holding I LLC (11)	Preferred Equity	Software		14.00%	7/21/2025		20,000	19,450	19,450	3.23%
Philz Coffee, Inc. (11)	Common Stock	Hotels, Restaurants & Leisure			8/5/2025		25,831	2,583	2,583	0.43%
Total Equity								22,433	22,417	3.72%
Total Investments								$1,236,252	$1,236,829	205.39%

Cash and Cash Equivalents
Dreyfus Treasury Obligations Cash Management Money Market Fund				4.00%				26,319	26,319	4.37%
Total Portfolio Investments, Cash and Cash Equivalents								$1,262,571	$1,263,148	209.76%

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
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of September 30, 2025, the reference rates for the floating rate loans were the 1 Month SOFR of 4.13%, 3 Month SOFR of 3.98% and 6 Month SOFR of 3.85%.
(5)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the 1940 Act (as defined below), the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, the Company had no non-qualifying assets.
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

September 30, 2025

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2025 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim period presented have been included. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

The Company consolidated the results of the Company’s wholly-owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2025, the Company’s only consolidated subsidiary was Financing SPV.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2025 and December 31, 2024, the Company had unamortized deferred financing costs of $5.6 million and $4.9 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. The Company’s cash and cash equivalents are held at the Company’s custodian. Cash equivalents are carried at amortized cost which approximates fair value. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. The Company deposits its cash and cash equivalents with financial institutions and, at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2025 and December 31, 2024, all of the Company’s $26.3 million and $12.9 million cash and cash equivalents, respectively, were held in Dreyfus Treasury Obligations Cash Management (“Dreyfus Cash Management”), which is a money market fund registered under the 1940 Act and managed in accordance with the requirements of Rule 2a-7 thereunder. Dreyfus Cash Management had a 7-day yield of 4.00% and 4.30% as of September 30, 2025 and December 31, 2024, respectively.

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

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. For the three and nine months ended September 30, 2025, the Company did not incur offering cost expense. For the three and nine months ended September 30, 2024, the Company expensed offering costs of $0.4 million and $1.2 million, respectively. The Adviser did not elect to pay any such offering costs for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Adviser elected to pay $0.4 million of such offering costs, subject to conditional reimbursement by the Company pursuant to the Expense Support Agreement (as defined below).

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. In January 2025, the FASB issued ASU 2025-01 to clarify ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance, but does not expect the guidance to have a material impact to its consolidated financial statements.

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

For the three and nine months ended September 30, 2025, Management Fees were $2.1 million and $5.4 million, respectively. For the three and nine months ended September 30, 2024, Management Fees were $0.7 million and $1.2 million, respectively. As of September 30, 2025 and December 31, 2024, $2.1 million and $1.1 million, respectively, was payable to the Adviser for Management Fees.

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

For the three and nine months ended September 30, 2025, $1.3 million and $3.7 million of Investment Income Incentive Fees were accrued to the Adviser, respectively. For the three and nine months ended September 30, 2024, $0.5 million and $0.5 million of Investment Income Incentive Fees were accrued to the Adviser, respectively. As of September 30, 2025 and December 31, 2024, $1.3 million and $0.7 million was payable to the Adviser for Investment Income Incentive Fees, respectively.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The Company accrued cumulative Capital Gains Incentive Fees of $58 thousand and $47 thousand, as of September 30, 2025 and December 31, 2024, respectively, none of which were payable under the Investment Advisory Agreement.

For the three months ended September 30, 2025, $42 thousand of previously accrued Capital Gains Incentive Fees to the Adviser was reversed due to changes in unrealized depreciation on investments during the period. For the nine months ended September 30, 2025 the Company accrued $11 thousand of Capital Gains Incentive Fees. For the three and nine months ended September 30, 2024, the Company did not accrue any Capital Gains Incentive Fee since there were cumulative net unrealized and realized losses as of such dates.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses payable under the Administration Agreement of $0.7 million and $2.2 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred expenses payable under the Administration Agreement of $0.3 million and $1.3 million, respectively. Of these amounts, for the three and nine months ended September 30, 2024 the Adviser elected to pay $0.0 million and $0.8 million, respectively subject to conditional reimbursement by the Company as described below, pursuant to the Expense Support Agreement (as defined below).

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

As of September 30, 2025, the total amount of expense support payments provided by the Adviser was $8.2 million. Other than the amount disclosed as payable on the balance sheet, the Company did not have any obligation to make a reimbursement payment as of September 30, 2025. As of September 30, 2025, the amount of unreimbursed expense support payments provided by the Adviser was $5.4 million. For the nine months ended September 30, 2025 and September 30, 2024, the amount of expense support payments provided by the Adviser was $0.0 million and $1.7 million, respectively. For the nine months ended September 30, 2025 the Company repaid $1.7 million to the Adviser. For the nine months ended September 30, 2024, the Company repaid $0.5 million to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Co-Investment Activity

On November 15, 2023, the Company and certain of its affiliates were granted an exemptive order by the SEC (the “Order”) to co-invest alongside other funds managed and controlled by the Adviser and its affiliates, in a manner consistent with the Company’s investment objective, policies and restrictions as well as applicable regulatory requirements. The Company relies on the Order to co-invest with other funds managed and accounts by the Adviser or its affiliates in a manner consistent with the Order. Pursuant to the Order, the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and the Stockholders and do not involve overreaching of the Company or the Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Stockholders and is consistent with the Company’s investment objective and strategies, and (3) the investment by the Company’s affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. On June 17, 2025, the Company and its affiliates applied for a new exemptive order that, if granted, would supersede the Order and would permit the Company to participate in negotiated co-investment transactions pursuant to a different set of conditions than those in the Order. There can be no assurance that such application will be granted and such new exemptive order will be issued by the SEC. The application for the new exemptive order was noticed by the SEC on September 19, 2025.

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

4. INVESTMENTS

The following tables summarize the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Senior Secured Debt	$1,193,414	$1,194,070	96.6%	$665,276	$665,741	99.9%
First Lien Last Out Unitranche Debt	20,405	20,342	1.6%	—	—	—
Preferred Equity	19,450	19,450	1.6%	—	—	—
Common Equity	2,983	2,967	0.2%	400	400	0.1%
Total Investments	$1,236,252	$1,236,829	100.0%	$665,676	$666,141	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2025		December 31, 2024
	Fair Value	Percent of Total Investments at Fair Value	Fair Value	Percent of Total Investments at Fair Value
Software	$196,349	15.9%	$75,727	11.4%
IT Services	163,217	13.2%	163,612	24.5%
Health Care Technology	148,444	12.0%	128,697	19.3%
Diversified Financial Services	99,296	8.0%	97,181	14.6%
Life Sciences Tools & Services	79,780	6.5%	16,167	2.4%
Pharmaceuticals	67,338	5.4%	-	-
Multi-Utilities	67,046	5.4%	52,039	7.8%
Aerospace & Defense	62,208	5.0%	-	-
Food Products	44,633	3.6%	-	-
Diversified Consumer Services	42,984	3.5%	7,277	1.1%
Professional Services	39,355	3.2%	32,184	4.8%
Insurance	38,860	3.1%	-	-
Interactive Media & Services	36,391	2.9%	-	-
Semiconductors & Semiconductor Equipment	35,818	2.9%	37,077	5.6%
Commercial Services & Supplies	26,772	2.2%	21,986	3.3%
Food & Staples Retailing	25,700	2.1%	-	-
Hotels, Restaurants & Leisure	25,407	2.1%	-	-
Health Care Equipment & Supplies	15,264	1.2%	12,335	1.9%
Real Estate Management & Development	13,606	1.1%	13,709	2.1%
Air Freight & Logistics	8,361	0.7%	8,150	1.2%
Total	$1,236,829	100.0%	$666,141	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
United States	$1,236,252	$1,236,829	100.0%	$665,676	$666,141	100.0%
Total	$1,236,252	$1,236,829	100.0%	$665,676	$666,141	100.0%

5. FAIR VALUE MEASUREMENTS

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Debt	$—	$—	$1,194,070	$1,194,070
First Lien Last Out Unitranche Debt	—	—	20,342	20,342
Preferred Equity	—	—	19,450	19,450
Common Equity	—	—	2,967	2,967
Cash and Cash Equivalents	26,319	—	—	26,319
Total Portfolio Investments, Cash and Cash Equivalents	$26,319	$—	$1,236,829	$1,263,148

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$665,741	$665,741
Common Equity	—	—	400	400
Cash and Cash Equivalents	12,923	—	—	12,923
Total Portfolio Investments, Cash and Cash Equivalents	$12,923	$—	$666,141	$679,064

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended September 30, 2025 (amounts in thousands):

Three Months Ended September 30, 2025	First Lien Senior Secured	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	$959,980	$20,342	$372	$—	$980,694
Purchase of investments	236,855	—	2,583	19,450	258,888
Proceeds from principal repayments and sales of investments	(3,499)	—	—	—	(3,499)
Amortization of premium/accretion of discount, net	655	14	—	—	669
Receipt of paid-in-kind interest	493	—	—	—	493
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(414)	(14)	12	—	(416)
Transfers out of Level 3	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—
Fair value, end of period	$1,194,070	$20,342	$2,967	$19,450	$1,236,829
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2025	(414)	(14)	12	—	(416)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2025 (amounts in thousands):

Nine Months Ended September 30, 2025	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$—	$666,141
Purchase of investments	541,714	20,347	2,583	19,450	584,094
Proceeds from principal repayments and sales of investments	(16,837)	—	—	—	(16,837)
Amortization of premium/accretion of discount, net	1,790	58	—	—	1,848
Receipt of paid-in-kind interest	1,471	—	—	—	1,471
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	191	(63)	(16)	—	112
Transfers out of Level 3	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—
Fair value, end of period	$1,194,070	$20,342	$2,967	$19,450	$1,236,829
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2025	191	(63)	(16)	—	112

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended September 30, 2024 (amounts in thousands):

Three Months Ended September 30, 2024	First Lien Senior Secured	Total
Fair value, beginning of period	$218,139	$218,139
Purchase of investments	275,514	275,514
Proceeds from principal repayments and sales of investments	(651)	(651)
Amortization of premium/accretion of discount, net	263	263
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	22	22
Receipt of paid-in-kind interest	261	261
Transfers out of Level 3	—	—
Transfers to Level 3	—	—
Fair value, end of period	$493,548	$493,548
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2024	22	22

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2024 (amounts in thousands):

Nine Months Ended September 30, 2024	First Lien Senior Secured	Total
Fair value, beginning of period	$52,566	$52,566
Purchase of investments	441,043	441,043
Proceeds from principal repayments and sales of investments	(651)	(651)
Amortization of premium/accretion of discount, net	393	393
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(176)	(176)
Receipt of paid-in-kind interest	373	373
Transfers out of Level 3	—	—
Transfers to Level 3	—	—
Fair value, end of period	$493,548	$493,548
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2024	(176)	(176)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2025 and December 31, 2024, respectively (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of September 30, 2025	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured Debt	$1,194,070	Income Approach	Discount Rate	6.52% - 12.87%	9.59%
First Lien Last Out Unitranche Debt	20,342	Income Approach	Discount Rate	11.09%	N/A
Preferred Equity	19,450	Income Approach	Discount Rate	14.70%	N/A
Common Equity	384	Market Approach	EBITDA Multiple	14.4x	N/A
	2,583	Transactional Value	Cost	N/A	N/A
	$1,236,829

Asset Class	Fair Value as of December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured	$665,741	Income Approach	Discount Rate	9.11% - 12.92%	10.67%
Common Equity	400	Transactional Value	Cost	N/A	N/A
	$666,141

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio was 190.8% and 207.2%, respectively.

The Company’s outstanding debt obligations as of September 30, 2025 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$375,000	$375,000	$125,000	10/18/2028
Subscription Facility	450,000	287,890	287,890	162,110	9/4/2026
Total	$950,000	$662,890	$662,890	$287,110

The Company’s outstanding debt obligations as of December 31, 2024 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$328,390	$328,390	$171,610	10/18/2028
Total	$500,000	$328,390	$328,390	$171,610

(1)
The unused portion is the amount upon which commitment fees are based, if any.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$10,681	$4,437	$26,988	$5,524
Unused/undrawn fees	109	146	640	612
Amortization of deferred financing costs	746	216	1,855	645
Total interest expense	$11,536	$4,799	$29,483	$6,781
Average borrowings	$637,739	$216,828	$537,735	$90,499
Weighted average interest rate (1)	6.71%	8.41%	6.87%	9.05%
Amortization of deferred financing costs	0.46%	0.40%	0.46%	0.95%
Total borrowing costs	7.17%	8.81%	7.33%	10.00%

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

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2025, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

As of September 30, 2025, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

Subscription Facility

On February 7, 2025, the Company entered into a Loan and Security Agreement, by and among the Company, as borrower, 26North Direct Lending LP, as portfolio manager, the lenders Party thereto, and JPMorgan Chase Bank, National Association, as administrative agent, initially providing for a senior secured revolving credit facility to the Company of $250 million (as amended from time to time, the “Subscription Facility”). The size of the Subscription Facility may be increased to up to $750 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on unfunded Capital Commitments of the investors in the Company. 26North Direct Lending LP serves as the portfolio manager under the Subscription Facility. Proceeds from borrowings under the Subscription Facility are to be used to, among other things, facilitate investments and for the timely payment of the Company’s expenses.

The Subscription Facility is a revolving credit facility with a scheduled maturity date of September 4, 2026 (or upon the occurrence of certain events as specified therein). Advances under the Subscription Facility are available in U.S. dollars and other permitted currencies. The interest charged on borrowings under the Subscription Facility is based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 1.80% per annum. Under the Subscription Facility, the Company will pay an undrawn fee of 0.50% per annum on the average daily unused amount of the financing commitments; provided that at any time the aggregate outstanding amount of Advances under the Subscription Facility is greater than or equal to the Minimum Funding Amount, the Company will pay an undrawn fee of 0.30% per annum on the average daily unused amount of the financing commitments.

Prior to Amendment No. 1 (entered into by the Company, on September 5, 2025), the interest charged on borrowings under the Subscription Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30% per annum.

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

As of September 30, 2025, to the Company’s knowledge, the Company was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	September 30, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,927,612	$1,348,468	30.04%	$1,832,547	$1,488,821	18.76%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded commitments by investment types (amounts in thousands):

			Unfunded Commitment Balances
Porfolio Company	Commitment Type	Commitment Expiration Date	September 30, 2025	December 31, 2024
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2026	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,332	3,332
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2026	2,348	7,247
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	9/19/2027	10,394	—
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	2,174	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	5,297	4,009
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	2,480	10,401
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	2,505	—
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	2,080	832
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	1,497	1,497
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2026	3,785	6,037
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,354	2,354
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	3,083	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	2,620	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
CI (MG) GROUP, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	11,786	—
CI (MG) GROUP, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	1,600	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	1,325	4,764
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2031	3,932	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	372
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	2,205	—
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	5,129	9,818
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	—	1,749
Dcert Buyer, Inc.	First Lien Senior Secured Revolving Loan	7/10/2030	3,573	—

			Unfunded Commitment Balances
Porfolio Company	Commitment Type	Commitment Expiration Date	September 30, 2025	December 31, 2024
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/12/2026	3,791	6,807
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	$2,042	$2,042
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	7,253	—
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	—
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	—
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	13,574	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	1,307	5,262
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	683	1,192
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	284	1,537
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	3,881	3,881
Philz Coffee, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/6/2031	8,847	—
Philz Coffee, Inc.	First Lien Senior Secured Revolving Loan	8/6/2031	5,898	—
Plus Bidco, LLC	First Lien Senior Secured Delayed Draw Term Loan	8/26/2027	12,621	—
Plus Bidco, LLC	First Lien Senior Secured Revolving Loan	8/26/2032	4,327	—
Project Alliance Buyer LLC	First Lien Senior Secured Revolving Loan	8/27/2031	4,616	—
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	3,484	—
RTI Surgical, Inc.	First Lien Senior Secured Revolving Loan	9/25/2032	10,171	—
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
Syndigo LLC	First Lien Senior Secured Revolving Loan	9/2/2032	3,494	—
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	6,929	7,319
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	3,514	3,904
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	7/18/2027	3,088	13,902
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	6/21/2030	3,083	3,083
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	11,860	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	97	1,366
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$239,895	$162,039

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened litigation.

8. NET ASSETS

Subscriptions and Drawdowns

The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2025, the Company had received Capital Commitments totaling $1,927.6 million ($1,348.5 million remaining undrawn), of which $104.8 million ($73.2 million remaining undrawn) are from affiliates of the Adviser.

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns for the nine months ended September 30, 2025 (dollars in thousands except per share amounts):

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds
March 20, 2025	4,505,908	$113,337
September 25, 2025	4,824,805	122,081
Total	9,330,713	$235,418

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

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT

The following table reflects the distributions declared on the Company’s shares of Common Stock for the nine months ended September 30, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
February 27, 2025	February 28, 2025	March 13, 2025	$0.63	$8,763
May 1, 2025	May 31, 2025	June 12, 2025	$0.63	$11,691
July 31, 2025	August 31, 2025	September 11, 2025	$0.63	$11,822

The following table reflects the distributions declared on the Company’s shares of Common Stock for the nine months ended September 30, 2024 (dollars in thousands except per share amounts):

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

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the nine months ended September 30, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
March 13, 2025	$3,551	141,715
June 12, 2025	5,195	207,192
September 11, 2025	5,325	212,011
Total	$14,071	560,918

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the nine months ended September 30, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
June 13, 2024	$803	32,054
September 13, 2024	1,488	59,199
Total	$2,291	91,253

10. EARNINGS PER SHARE

The following tables sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$11,632	$4,093	$32,853	$7,137
Weighted average shares of common stock outstanding (basic and diluted)	19,125,508	6,506,574	17,439,121	5,123,529
Earnings (loss) per share	$0.60	$0.63	$1.88	$1.39

11. FINANCIAL HIGHLIGHTS

	For the Nine Months Ended September 30,
	2025	2024
Per share data:
Net asset value, beginning of period	$25.31	$25.00
Net investment income (loss) (1)	1.88	1.43
Net realized and unrealized gain (loss) (2)	0.00	(0.29)
Net increase (decrease) in net assets from operations	1.88	1.14
Distributions declared (3)	(1.89)	(0.85)
Total increase (decrease) in net assets	(0.01)	0.29
Net asset value, end of period	$25.30	$25.29
Shares Outstanding, end of period	23,801,573	9,275,921
Total Return (4)	7.49%	4.56%
Ratios
Ratio of net expenses to average net assets (5)	13.85%	12.56%
Ratio of net investment income (loss) to average net assets (5)	10.04%	7.89%
Portfolio turnover rate (6)	1.77%	0.30%
Supplemental Data
Net Assets, end of period	$602,189	$234,556
Weighted average shares outstanding	17,439,121	5,123,529
Total capital commitments, end of period	$1,927,612	$1,689,368
Average debt outstanding	$537,735	$90,499
Asset coverage ratio	190.8%	175.7%
Ratio of total contributed capital to total committed capital, end of period	30.04%	13.62%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the nine months ended September 30, 2025 and 2024 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
(5)
Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs and capital gains incentive fees. For the nine months ended September 30, 2025 and 2024, the ratio of total operating expenses to average net assets was 13.42% and 13.74% respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (0.43%) and 1.18% respectively, of average net assets.
(6)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.

12. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2025, except as discussed as below.

On October 1, 2025, the Company accepted additional Capital Commitments of $136.6 million. As of November 6, 2025, the Company had total Capital Commitments of $2,064.2 million.

On November 6, 2025, the Board declared a quarterly dividend of $0.63 per share payable on December 11, 2025, to Stockholders of record as of November 30, 2025.

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

As of September 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments was approximately 9.82% and 10.50%, respectively.

Portfolio Composition

The total value of our investment portfolio was $1,236.8 million as of September 30, 2025, compared to $666.1 million as of December 31, 2024. As of September 30, 2025, we had investments in 40 portfolio companies with an aggregate cost of $1,236.3 million. As of December 31, 2024, we had investments in 25 portfolio companies with an aggregate cost of $665.7 million. As of September 30, 2025 and December 31, 2024, the number of our portfolio companies that represented greater than 10% of the total fair value of our investment portfolio was zero and one, respectively.

As of September 30, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$1,193,414	96.5%	$1,194,070	96.6%
Last-out unitrache 1st lien notes	20,405	1.7%	20,342	1.6%
Preferred equity	19,450	1.6%	19,450	1.6%
Common equity	2,983	0.2%	2,967	0.2%
	$1,236,252	100.0%	$1,236,829	100.0%

As of December 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$665,276	99.9%	$665,741	99.9%
Common equity	400	0.1%	400	0.1%
	$665,676	100.0%	$666,141	100.0%

Investment Activity

During the nine months ended September 30, 2025, we made 15 new investments totaling $514.7 million and made investments in existing portfolio companies of $69.4 million. During the nine months ended September 30, 2025, we received $16.8 million of portfolio company principal payments.

Total portfolio investment activity for the nine months ended September 30, 2025, was as follows (amounts in thousands):

Nine Months Ended September 30, 2025	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$—	$666,141
Purchase of investments	541,714	20,347	2,583	19,450	584,094
Proceeds from principal repayments and sales of investments	(16,837)	—	—	—	(16,837)
Amortization of premium/accretion of discount, net	1,790	58	—	—	1,848
Receipt of paid-in-kind interest	1,471	—	—	—	1,471
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	191	(63)	(16)	—	112
Transfers out of Level 3	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—
Fair value, end of period	$1,194,070	$20,342	$2,967	$19,450	$1,236,829
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2025	191	(63)	(16)	—	112

During the nine months ended September 30, 2024, we made seventeen new investments totaling $439.8 million and made investments in existing portfolio companies of $1.2 million. During the nine months ended September 30, 2024, we received $0.7 million of portfolio company principal payments.

Total portfolio investment activity for the nine months ended September 30, 2024 was as follows (amounts in thousands):

Nine Months Ended September 30, 2024	First Lien Senior Secured	Total
Fair value, beginning of period	$52,566	$52,566
Purchase of investments	441,043	441,043
Proceeds from principal repayments and sales of investments	(651)	(651)
Amortization of premium/accretion of discount, net	393	393
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(176)	(176)
Receipt of paid-in-kind interest	373	373
Transfers out of Level 3	—	—
Transfers to Level 3	—	—
Fair value, end of period	$493,548	$493,548
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2024	(176)	(176)

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of September 30, 2025 and December 31, 2024 (amounts in thousands).

	September 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	—	$—	—
Grade 2	1,236,829	100.0%	666,141	100.0%
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$1,236,829	100.0%	$666,141	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2025, and December 31, 2024 we had no non-accrual assets.

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

The following table represents the operating results for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$29,965	$11,868	$78,590	$19,600
Net operating expenses	17,883	7,743	45,744	12,233
Net investment income before excise tax	12,082	4,125	32,846	7,367
Excise tax expense	34	54	105	54
Net investment income after excise tax	12,048	4,071	32,741	7,313
Net unrealized appreciation / (depreciation)	(416)	22	112	(176)
Net increase in net assets resulting from operations	$11,632	$4,093	$32,853	$7,137

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest income	$28,648	$11,447	$75,813	$18,622
Total dividend income	544	—	544	—
Total payment-in-kind interest income	493	160	1,471	605
Total other income	238	261	720	373
Total fee income	42	—	42	—
Total investment income	$29,965	$11,868	$78,590	$19,600

Investment income for the three and nine months ended September 30, 2025 and 2024, was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and other debt expenses	$11,536	$4,799	$29,483	$6,781
Management fees	2,123	681	5,416	1,175
Investment income incentive fees	1,338	—	3,651	—
Administrative service expenses	658	318	2,206	1,342
Other general and administrative expenses	653	345	2,214	1,110
Professional fees	417	244	1,113	1,407
Capital gains incentive fees	(42)	—	11	—
Offering costs	—	398	—	1,186
Total expenses	$16,683	$7,243	$44,094	$13,459
Less: Expense support	—	—	—	(1,726)
Expense support recoupment	1,200	500	1,650	500
Net expenses	$17,883	$7,743	$45,744	$12,233

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. For the three and nine months ended September 30, 2025, the Company incurred $0.4 million and $1.1 million in professional fees, respectively. For the three and nine months ended September 30, 2024 the Company incurred $0.2 million and $1.4 million in professional fees, respectively.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3. Significant Agreements and Related Party Transactions to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and nine months ended September 30, 2025, the Company incurred $0.7 million and $2.2 million of administrative service expenses, respectively. For the three and nine months ended September 30, 2024, the Company incurred $0.3 million and $1.3 million of administrative service expenses, respectively.

Interest and Other Debt Expenses

Interest and other financing fees for the nine months ended September 30, 2025, were attributable to borrowings under the various borrowing facilities (as discussed below under “Liquidity and Capital Resources”). For the three and nine months ended September 30, 2025, the Company incurred $11.5 million and $29.5 million in interest and other debt expenses, respectively. For the three and nine months ended September 30, 2024, the Company incurred $4.8 million and $6.8 million in interest and other debt expenses, respectively.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the three and nine months ended September 30, 2025, the Company did not incur offering costs. For the three and nine months ended September 30, 2024, the Company incurred $0.4 million and $1.2 million in offering costs, respectively.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three and nine months ended September 30, 2025, the Company incurred $0.7 million and $2.2 million in other general and administrative expenses, respectively. For the three and nine months ended September 30, 2024, the Company incurred $0.3 million and $1.1 million in other general and administrative expenses, respectively.

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

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2025, the Company incurred Management Fees of $2.1 million and $5.4 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred Management Fees of $0.7 million and $1.2 million, respectively.

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

For the three and nine months ended September 30, 2025, the Company incurred Incentive Fees of $1.3 million and $3.7 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred Incentive Fees of $0.5 million and $0.5 million, respectively.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) for the three and nine months ended September 30, 2025 and 2024 was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-Control / Non-Affiliate investments	$(416)	$22	$112	$(176)
Net unrealized appreciation / (depreciation) on investments	$(416)	$22	$112	$(176)

For the three months ended September 30, 2025, we recorded net unrealized depreciation on our current portfolio of $(0.4) million. The net unrealized depreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

For the nine months ended September 30, 2025, we recorded net unrealized appreciation on our current portfolio of $0.1 million. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

For the three months ended September 30, 2024, we recorded net unrealized appreciation on our current portfolio of $22 thousand. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

For the nine months ended September 30, 2024, we recorded net unrealized depreciation on our current portfolio of $(0.2) million. The net unrealized depreciation on the Company’s current portfolio was a result of the fair value of the majority of the portfolio assets being equal to their original cost, given the recency of origination and stable portfolio performance since origination.

Liquidity and Capital Resources

We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the Asset-Based Facility and Subscription Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio as of September 30, 2025 and December 31, 2024 was 190.8% and 207.2%, respectively.

Cash Flows

For the nine months ended September 30, 2025, we experienced a net increase in cash in the amount of $13.4 million. During that period, our operating activities used $535.4 million in cash, consisting primarily of purchases of portfolio investments of $584.1 million. In addition, financing activities provided net cash of $548.8 million, consisting primarily of net borrowings under the Asset-Based Facility and Subscription Facility of $334.5 million and proceeds from the issuance of Common Stock of $249.5 million. As of September 30, 2025, we had $26.3 million of cash and cash equivalents on hand.

For the nine months ended September 30, 2024, we experienced a net decrease in cash in the amount of $15.3 million. During that period, our operating activities used $428.3 million in cash, consisting primarily of purchases of portfolio investments of $441.0 million. In addition, financing activities provided net cash of $413.0 million, consisting primarily of net borrowings under the Asset-Based Facility of $257.4 million and proceeds from the issuance of Common Stock of $162.1 million. As of September 30, 2024, we had $52.4 million of cash and cash equivalents on hand.

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

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2025, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

As of September 30, 2025, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

As of September 30, 2025, total commitments under the Asset-Based Facility were $500.0 million and we had we had U.S. dollar borrowings of $375.0 million outstanding with a weighted average interest rate of 6.60%.

Subscription Facility

On February 7, 2025, the Company entered into the Subscription Facility (as amended by Amendment No. 1) providing for a senior secured revolving credit facility. The size of the Subscription Facility may be increased to up to $750 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on unfunded Capital Commitments of the investors in the Company. 26North Direct Lending LP serves as the portfolio manager under the Subscription Facility. Proceeds from borrowings under the Subscription Facility are to be used to, among other things, facilitate investments and for the timely payment of the Company’s expenses.

The Subscription Facility is a revolving credit facility with a scheduled maturity date of September 4, 2026 (or upon the occurrence of certain events as specified therein). Advances under the Subscription Facility are available in U.S. dollars and other permitted currencies. The interest charged on borrowings under the Subscription Facility is based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 1.80% per annum. Under the Subscription Facility, the Company will pay an undrawn fee of 0.50% per annum on the average daily unused amount of the financing commitments; provided that at any time the aggregate outstanding amount of Advances under the Subscription Facility is greater than or equal to the Minimum Funding Amount, the Company will pay an undrawn fee of 0.30% per annum on the average daily unused amount of the financing commitments.

Prior to Amendment No. 1 (entered into by the Company, on September 5, 2025), the interest charged on borrowings under the Subscription Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30% per annum.

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

As of September 30, 2025, to the Company’s knowledge, the Company, was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

As of September 30, 2025, total commitments under the Subscription Facility were $450.0 million and we had we had U.S. dollar borrowings of $287.9 million outstanding with a weighted average interest rate of 6.01%.

As of September 30, 2025, we had total U.S. dollar borrowings of $662.9 million outstanding under the Asset-Based Facility and Subscription Facility with a weighted average interest rate of 6.34%.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of September 30, 2025 and September 30, 2024 was as follows (amounts in thousands):

		Commitment	Unfunded Commitment Balances
Porfolio Company	Commitment Type	Expiration Date	September 30, 2025	December 31, 2024
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2026	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,332	3,332
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2026	2,348	7,247
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	9/19/2027	10,394	—
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	2,174	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	5,297	4,009
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	2,480	10,401
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	2,505	—
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	2,080	832
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	1,497	1,497
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2026	3,785	6,037
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,354	2,354
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	3,083	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	2,620	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
CI (MG) GROUP, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	11,786	—
CI (MG) GROUP, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	1,600	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	1,325	4,764
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2031	3,932	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	372
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	2,205	—
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	5,129	9,818
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	—	1,749
Dcert Buyer, Inc.	First Lien Senior Secured Revolving Loan	7/10/2030	3,573	—
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/12/2026	3,791	6,807

		Commitment	Unfunded Commitment Balances
Porfolio Company	Commitment Type	Expiration Date	September 30, 2025	December 31, 2024
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	$2,042	$2,042
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	7,253	—
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	—
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	—
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	13,574	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	1,307	5,262
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	683	1,192
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	284	1,537
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	3,881	3,881
Philz Coffee, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/6/2031	8,847	—
Philz Coffee, Inc.	First Lien Senior Secured Revolving Loan	8/6/2031	5,898	—
Plus Bidco, LLC	First Lien Senior Secured Delayed Draw Term Loan	8/26/2027	12,621	—
Plus Bidco, LLC	First Lien Senior Secured Revolving Loan	8/26/2032	4,327	—
Project Alliance Buyer LLC	First Lien Senior Secured Revolving Loan	8/27/2031	4,616	—
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	3,484	—
RTI Surgical, Inc.	First Lien Senior Secured Revolving Loan	9/25/2032	10,171	—
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
Syndigo LLC	First Lien Senior Secured Revolving Loan	9/2/2032	3,494	—
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	6,929	7,319
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	3,514	3,904
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	7/18/2027	3,088	13,902
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	6/21/2030	3,083	3,083
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	11,860	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	97	1,366
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$239,895	$162,039

Officer Transitions

Effective September 30, 2025, Andrew Rabinowitz resigned from his position as the Company’s Chief Compliance Officer and Chief Legal Officer, upon acceptance by the Board. Effective September 30, 2025, the Board accepted Mr. Rabinowitz’s resignation and appointed Wing Cheng as Chief Compliance Officer and Assistant Secretary of the Company, and Alfredo Cantoral as Chief Legal Officer and Secretary of the Company.

Mr. Cheng is a Vice President in Compliance at 26North. Prior to joining 26North in 2023, Mr. Cheng was a Vice President at Morgan Stanley where he provided compliance coverage to Morgan Stanley’s business development companies, private credit and equity funds, and real estate funds, joining the firm in 2019. Mr. Cheng holds a B.A. from Stony Brook University, a J.D. from Hofstra University School of Law, and a LL.M. in Banking and Financial Law from Boston University School of Law.

Mr. Cantoral is a Managing Director and head of the legal function at 26North. Prior to joining 26North in 2024, Mr. Cantoral was Vice President, Associate General Counsel, and Head of Investments Legal at American Equity Investment Life Insurance Company, where he lead the legal function related to AEL’s $60 billion investment business from 2021 to 2024. Prior to AEL, Mr. Cantoral was Vice President at PPM America, an institutional asset manager based in Chicago from 2016 to 2021. Mr. Cantoral holds a B.S. in Economics and a J.D. from Marquette University.

Recent Developments

On October 1, 2025, the Company accepted additional Capital Commitments of $136.6 million. As of November 6, 2025, the Company had total Capital Commitments of $2,064.2 million.

On November 6, 2025, the Board declared a quarterly dividend of $0.63 per share payable on December 11, 2025, to Stockholders of record as of November 30, 2025.

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

As of September 30, 2025, 100.0% of debt investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and none of our debt investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2025. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2025, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$25,190	$(13,258)	$11,932
Up 150 Basis Points	18,893	(9,943)	8,950
Up 100 Basis Points	12,595	(6,629)	5,966
Up 50 Basis Points	6,298	(3,314)	2,984
Down 50 Basis Points	(6,298)	3,314	(2,984)
Down 100 Basis Points	(12,595)	6,629	(5,966)
Down 150 Basis Points	(18,893)	9,943	(8,950)
Down 200 Basis Points	(25,190)	13,258	(11,932)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act. The Company did not conduct any repurchases of its shares of Common Stock during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the members of our Board of Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: November 7, 2025	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)