Form 10-K
period 2025-12-31
26North BDC, Inc.
filed 2026-03-04
CIK 1950976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

As of December 31, 2025 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of March 4, 2026 was 24,073,296.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

26North bdc, inc.

FORM 10-K FOR THE Year ENDED December 31, 2025

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
•
our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

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
•
a recent increase in negative global media coverage relating to the private credit industry;
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
•
We are exposed to risks associated with high rates of inflation and changes in interest rates.
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
•
We face competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•
The Company, our executive officers, directors and our Adviser, its affiliates and/or any of their respective principals and employees may be the subject of litigation or similar proceedings.
•
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
Cybersecurity risks and cyber incidents, including cyberattacks, may adversely affect our business or the business of our portfolio companies.
•
Compliance with privacy laws to which we are subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action being taken and/or could negatively impact the business, financial condition and operating results of us or our portfolio companies.
•
Our Board of Directors may change our operating policies and strategies without prior notice or Stockholder approval, the effects of which may be adverse to our Stockholders.
•
We may not consummate any Liquidity Event, despite our intention to do so, and may determine to offer its Stockholders the option to restructure their investment, or we may be wound down and/or liquidated and dissolved in an orderly manner.

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

Risks Related to the Private Placement of Common Stock

•
Our stockholders (“Stockholders”) will be obligated to fund drawdowns and any Stockholders who default on their Capital Commitment (as defined below) will be subject to significant adverse consequences.
•
Certain Stockholders may have to comply with Exchange Act filing requirements.

Risks Related to our Common Stock

•
Investing in our Common Stock involves a high degree of risk, including that the amount of any distributions we may make on our Common Stock is uncertain.
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
•
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, in any taxable year, certain U.S. Stockholders (defined below) will be treated as having received a dividend from us, and certain fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholders.

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
•
The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
We are subject to the risk that one or more of the Financial Institutions or some or all of our portfolio assets experience a Distress Event.

PART I.

Unless indicated otherwise in this Annual Report or the context so requires, references to “Company,” “we,” “us,” and “our” mean 26North BDC, Inc. The terms “26N”, “26North” and the “Firm” refer collectively to 26North Partners LP and its subsidiaries and affiliated entities. The terms “Adviser” and our “investment adviser” refer to 26North Direct Lending LP, our investment adviser. The terms “Administrator” and our “administrator” refer to 26North Direct Lending Administration LLC, our administrator.

ITEM 1. BUSINESS

The Company — 26North BDC, Inc.

The Company, a Maryland corporation, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). The Adviser, a Delaware limited partnership and subsidiary of 26North Partners LP, serves as our investment adviser and is responsible for portfolio and risk management of the Company. Subject to the overall supervision of our board of directors (the “Board of Directors”), the Adviser manages our day-to-day operations and provides investment advisory and management services to us. The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to continue to qualify annually as a RIC. As a BDC and a RIC, we will be required to comply with certain regulatory requirements. See “Item 1. Business — Regulation as a Business Development Company” and “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”

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

In seeking to achieve our investment objective, we leverage the experience, talent and extensive network of relationships of 26North’s investment personnel (the “Investment Team”) to source and evaluate opportunities. There are no assurances that we will achieve our investment objective.

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

26North

26North is an integrated, next-generation, multi-asset class investment platform founded by Josh Harris in 2022. 26North provides asset management services to its clients related to a variety of investment strategies including Private Equity, Private Credit, and Insurance. As of December 31, 2025, 26North has grown to over $32 billion in assets under management (inclusive of funds and accounts managed by 26North excluding unsecured leverage) and has hired talent from across the financial and asset management industry, with a team of over 150 full-time-employees as of December 31, 2025.

Mr. Harris has over 30 years of experience in asset management and leveraged his deep industry and investment knowledge and relationships across the field to launch 26North, a mission driven, values-oriented investment firm that seeks to deliver alpha for its investors and clients and create maximum positive impact on investors, employees and the communities where the Firm operates.

26North believes it benefits from the leadership of senior investment professionals with deep industry and sector knowledge and experience from large, established funds applied against the upper middle market in an effort to unlock alpha for the Firm's clients.

26North believes its platform is synergistic and fully integrated with a cross-asset class Investment Committee (as defined below) that leverages technology and innovation to enhance the Firm's operations and investment decisions.

The Firm provides investment advisory services to pooled investment vehicles (the "26North Funds"), institutional clients via separately managed accounts (the "Separate Accounts"), and insurance companies, reinsurance companies and other insurance-related clients (the "Insurance Company Clients"). The Firm also provides investment management services to HRS Management, LLC (the "Family Office"), Mr. Harris' multi-faceted, single-family office with a long-dated capital base and investments across multiple asset classes. The Firm also expects to provide investment management services to other large-scale family offices (the "Third Party Family Offices" and, together with the Family Office, the "Family Office Clients"). The 26North Funds, Separate Accounts, Insurance Company Clients and the Family Office Clients are referred to collectively herein as the "Clients."

The Firm tailors its advisory services to the specific investment objectives of each Client pursuant to the investment guidelines and restrictions set forth in each Client's confidential private placement memorandum, offering memorandum, prospectus, limited partnership agreement, advisory agreement, management agreement and other governing documents, as applicable, which will generally be established at the time of entry into the applicable advisory relationship.

The Adviser

26North Direct Lending LP serves as our Adviser. The Adviser is a Delaware limited partnership. The Adviser acts as the Company’s investment adviser pursuant to an investment advisory agreement with the Company (the “Investment Advisory Agreement”), and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of the Board of Directors, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Investment Advisory Agreement originally was entered into on September 6, 2023 and will continue in effect for successive annual periods if approved by the Board of Directors of the Company or by the affirmative vote of a Majority of the Outstanding Shares of Common Stock (as defined below) and including, in either case, by a majority of the directors who are not “interested persons” (as defined in the 1940 Act (“Independent Directors”)) of the Company or the Adviser in accordance with the requirements of the 1940 Act. The Adviser is located at 600 Madison Avenue, 26th Floor, New York, NY 10022. The Adviser is a subsidiary of 26North Partners LP. 26North Partners LP is controlled by Josh Harris, our Founder.

The Adviser’s Direct Lending investment strategy is led by an Investment Committee (the “Investment Committee”) comprised of Josh Harris, Brendan McGovern, Michael Mastropaolo, Jordan Walter, David Yu and Mark Weinberg. The primary responsibility for the day-to-day implementation of management of the Company’s investment portfolio is Brendan McGovern (the “Portfolio Manager”).

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

The Board of Directors

Overall responsibility for the Company’s oversight rests with the Board of Directors. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company as described herein. The Board of Directors is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s Articles of Amendment and Restatement (the “Charter”) and Amended and Restated Bylaws (the “Bylaws”) and applicable provisions of state and other laws. The Adviser will keep the Board of Directors well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board of Directors with additional information as the Board of Directors may, from time to time, request. The Board of Directors is currently composed of three (3) directors, two (2) of whom are Independent Directors. The Board of Directors meets at regularly scheduled quarterly meetings each year. In addition, the Board of Directors may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board of Directors has established an Audit Committee and a Nominating and Governance Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board of Directors in fulfilling its oversight responsibilities.

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

Investment Process Overview

Investment Process

The Adviser typically intends to leverage a streamlined and efficient investment process:

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

The Adviser typically intends to utilize attorneys, independent auditors and other third-party advisers to conduct additional due diligence with respect to an investment prior to the closing of an investment where appropriate. Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to the Investment Committee. The Investment Committee will determine whether to pursue the potential investment. All new investments are required to be reviewed by the Investment Committee.

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

Term

Unless earlier terminated as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by the Board of Directors or by the holders of a Majority of the Outstanding Shares of Common Stock (as defined below) and, in each case, a majority of the Independent Directors.

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

Board Approval of the Investment Advisory Agreement

At an in-person meeting held on September 6, 2023, the Board of Directors considered, deemed to be in our best interest, and approved the initial Investment Advisory Agreement in accordance with applicable 1940 Act requirements. Most recently, at an in-person meeting held on February 27, 2026, the Board of Directors considered and approved the renewal of the Investment Advisory Agreement in accordance with applicable 1940 Act requirements. The Board of Directors were provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, extent and quality of the advisory and other services that the Adviser provides to us, including information about the services performed and the personnel performing such services under the Investment Advisory Agreement; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs and other accounts managed by the Adviser or its affiliates with similar investment objectives; (c) our investment performance and the performance of the Adviser, the performance of comparable BDCs and the performance of other accounts managed by the Adviser; (d) operating expenses and expense ratio compared to BDCs and other accounts managed by the Adviser or its affiliates with similar investment objectives; (e) any existing and potential sources of indirect income or other benefits to the Adviser or its affiliates from its relationship with us; (f) the financial condition of the Adviser and its affiliates and the profitability of the Investment Advisory Agreement to the Adviser; and (g) the existence of any economies of scale arising from the relationship with the Adviser that are, or should be, shared with Stockholders. The Investment Advisory Agreement will continue in effect for successive annual periods if approved by the Board of Directors of the Company or by the affirmative vote of a Majority of the Outstanding Shares of Common Stock, including, in either case, approval by a majority of the Independent Directors in accordance with the requirements of the 1940 Act.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by the Board of Directors or by the holders of a Majority of the Outstanding Shares of our Common Stock and, in each case, a majority of the Independent Directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a Majority of the Outstanding Shares of our Common Stock. In addition, the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

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

Senior Securities; Asset Coverage Ratio

We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Stock if our asset coverage, as defined in the 1940 Act, would at least equal to 200% immediately after each such issuance. However, legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain requirements are met, we can borrow up to $2 for every $1 of investor equity). On September 6, 2023, the Adviser, as our sole initial Stockholder, approved a proposal that allows us to reduce our asset coverage ratio to 150% and, in connection with their Subscription Agreements, our investors are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees of our Adviser. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws.

Affiliated Transactions

The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters without prior approval of the directors who are not “interested persons”, and in some cases, the prior approval of the SEC. On November 14, 2025, we, and certain of its affiliates, were granted an exemptive order by the SEC (the “Order”) to co-invest alongside other funds managed and controlled by the Adviser and its affiliates, in a manner consistent with the Company’s investment objective, policies and restrictions as well as applicable regulatory requirements. We rely on the Order to co-invest with other funds and accounts managed by the Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are permitted to co-invest with certain of our affiliates in accordance with the conditions of the Order, including that the participants in such co-investment transaction acquire or dispose of the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms. In certain cases where an existing or future investment fund or account managed by 26North or any of its affiliates has a pre-existing investment in an issuer in which we and such other investment funds or accounts will co-invest, or in which participants are participating in a follow-on co-investment transaction or disposition in a manner that is not pro rata in accordance with then-current holdings by each such participant, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board of Directors will be required to take steps set forth in Section 57(f) of the 1940 Act, including approving the transaction on the basis that (1) the terms of the transaction, including the consideration to be paid or received, are reasonable and fair to the Stockholders and do not involve overreaching of us or our Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our Stockholders and our policy as recited in filings made by us with the SEC and our reports to Stockholders, and (3) the Board of Directors records in its minutes and preserves in its records a description of the transaction, its findings, the information or materials upon which those findings were based, and the basis for the findings. The Company’s and the Adviser’s co-investment policies incorporate the conditions of the Order.

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

Proxy Voting Policies and Procedures

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us. This discussion does not purport to be a complete description of the income tax considerations that may be applicable to the Company or to an investment therein. For example, this Annual Report primarily seeks to describe tax considerations applicable to the Company and its operations (and, in particular, tax considerations arising out of or otherwise relevant to the Company’s status as a RIC), and does not generally seek to describe tax consequences that we have assumed to be generally known by investors, including with respect to investor-level tax consequences related to the acquisition, holding and/or disposition of the Company’s Common Stock, or certain tax considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, or other applicable tax laws, including persons who hold the Common Stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, non-U.S. individuals present in the U.S. for 183 days or more, private colleges and university endowments, personal holding companies, persons who acquire an interest in us in connection with the performance of services, and financial institutions. Such persons are urged to consult with their tax advisers as to the U.S. federal income tax consequences of an investment in us, which may differ substantially from those described herein. This summary assumes that Stockholders hold the Common Stock as capital assets (within the meaning of the Code).

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

Taxation as a Regulated Investment Company

The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to continue to qualify annually as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to the Stockholders as dividends.

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

If the Company holds more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” the Company may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to the Company’s pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Stockholders. A “U.S. Stockholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If the Company is treated as receiving a deemed distribution from a CFC, the Company will be required to include such distribution in its investment company taxable income regardless of whether the Company receives any actual distributions from such CFC, and the Company must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

In addition, we anticipate, based on the amount of proceeds raised in our initial closing or subsequent closings that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. Distributions paid during this period may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay the Management Fee to the Adviser throughout this interim period irrespective of our performance. If the Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be reduced. If we do not produce positive investment returns, expenses and fees will reduce the amount of the original invested capital recovered by the Stockholders to an amount less than the amount invested in the Company by such Stockholders.

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

As part of the Subscription Facility, the right to make capital calls upon Stockholders has been pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Stockholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

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

Because we have borrowed, and anticipate that we will continue to borrow, money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. While central banks began cutting their policy interest rates in the latter part of 2024, interest rates remain above recent norms. Changing interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise and trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Conversely, as interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser to incur significant time and expense to re-deploy our assets, including on terms that may not be as favorable as our existing loans.

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

We will compete for investments with other BDCs and investment funds (including registered investment companies, private equity or credit funds and mezzanine funds) and other clients of the Adviser or its affiliates, as well as traditional financial services companies such as commercial banks and other sources of funding. Over the past several years, an increasing number of competitors, including other BDCs and public and private investment vehicles, commercial and investment banks, commercial financing companies, insurance companies, collateralized loan obligations, high yield investors, hedge funds, pension plans, institutional investors, and in certain cases, private debt funds as well as other current and future clients and accounts managed or advised by 26North and its affiliates, have been or are being formed and/or expanded (and many such existing competitors have grown in size) and such competitors have also become more active in the private debt market and other markets targeted by us. These investors, as well as traditional financial services companies such as commercial banks and other sources of funding, may make competing offers for investments identified by our Adviser. Additional funds with similar investment objectives may be formed in the future by other unrelated parties. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We will be subject to various elements of competition, including interest rates and financing costs; origination standards; convenience; customer service; the size, term and seniority of financing arrangements; and marketing and distribution channels. Price pressure from competitors (including market participants that are not directly originating loans) may cause us to lower the interest rates that we charge borrowers, which consequently may lower the value of our investments. Further, if competitors adopt less stringent origination standards in order to maintain their origination volume, we may elect to do so as well. If we adopt less stringent origination standards, we will bear increased risk for each loan originated under such less stringent standards, which may not be compensated by an increase in price. Alternatively, we may determine not to adopt less stringent origination standards in this competitive environment, which decision may result in a loss of market share. Increased pressure on pricing and origination opportunities likely would reduce the volume and quality of our origination activity and materially adversely affect us. In particular, there may be influxes of capital directed at lending to smaller borrowers, which may result in a tendency by the highest quality borrowers to borrow from sources other than us such that our origination opportunities and our eventual portfolio include a disproportionate number of lower quality borrowers, exacerbating some of the risks outlined here.

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

In the ordinary course of its business, the Company, executive officers, directors, and our Adviser, its affiliates and/or any of their respective principals and employees may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect the value of the Company and may continue without resolution for long periods of time. The Company’s investment activities may include activities that will subject it to the risks of becoming involved in litigation by third parties. Any litigation may consume substantial amounts of the Adviser’s and 26North’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The adoption of new or the enhancement of existing laws and regulations may further increase the risk of litigation. Any such litigation would likely have a negative financial impact on the Company. For instance, the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company and would reduce the Company’s net assets. In addition, the current presidential administration has implemented leadership changes at a number of U.S. federal regulatory agencies with oversight over our industry. Any changes or reforms may impose additional costs or result in other limitations on us.

In recent periods, there has been negative publicity relating to the private credit industry that could harm our or our Adviser’s reputation. In addition, partially as a result of certain high profile defaults and bankruptcies, there has also been increased negative publicity with respect to the private credit industry. Although neither the Company nor the Adviser have been affected by those particular defaults and bankruptcies, the negative publicity, press speculation and concerns surrounding the private credit industry generally, whether valid or not, could in the future harm the Company's or the Adviser's reputation, heighten scrutiny of the Company's and the Adviser's business, encourage litigation and regulatory inquiries and adversely affect the Company's borrower or investor relationships and fundraising efforts.

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

Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence. We cannot fully determine the impact of such evolving technology at this time.

We and our portfolio companies may experience risk related to the use of artificial intelligence.

Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (“AI Technologies”) and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we and our portfolio companies may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Any of these technological innovations could result in harm to us, 26North, the Adviser or our portfolio companies; reduce demand for their products, services, software or technology offerings; significantly disrupt the markets in which they operate; and subject them to increased competition, including industry pricing or other competitive dynamics. These effects could materially and adversely affect their business, financial condition and results of operations, impact their valuations and ultimately have an adverse impact on us. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets.

We, 26North, the Adviser, our portfolio companies and our respective service providers may avail ourselves/themselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. While we, 26North, the Adviser, our affiliates, our portfolio companies and our respective service providers may deploy AI Technologies in a variety of ways, including in the evaluation and management of investments, legal and marketing compliance, customer engagement, content creation and rules-based operations (e.g., legal, accounting, and transaction processing), the long-term effectiveness and scalability of AI Technologies remain uncertain. In addition, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there often exists a lack of transparency of how inputs are converted to outputs, and none of us, 26North, the Adviser, our portfolio companies or our respective service providers can fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is expected that data in such models will contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact us, 26North, the Adviser, our portfolio companies or our respective service providers to the extent we/they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn us, 26North, the Adviser, our portfolio companies and our respective service providers, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We, 26North, the Adviser, our portfolio companies and our respective service providers could be exposed to risks to the extent third-party service providers, or any counterparties use AI Technologies in their business activities. At the same time, to the extent utilized by 26North or the Adviser, any interruption of access to or use of AI Technologies could impede the ability of us, 26North, the Adviser, our portfolio companies or our respective service providers to generate information and analysis that could be beneficial to us/them and our/their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on us, 26North, the Adviser, our portfolio companies or our respective service providers.

AI Technologies can also be misused or misappropriated, even unintentionally, by third parties and/or employees of 26North, the Adviser, our portfolio companies or our respective service providers. For example, there is a risk that a user will input confidential information, including material non-public information, or personal identifiable information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of us, 26North, the Adviser, our portfolio companies or our respective service providers. Moreover, we, 26North, the Adviser, our portfolio companies and our respective service providers will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential information or personal identifiable information, could also lead to legal and regulatory investigations and enforcement actions. Relatedly, we, 26North, the Adviser, our portfolio companies and our respective service providers could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.

Regulations related to AI Technologies could also impose certain obligations and costs related to monitoring and compliance. Regulators are increasing scrutiny of, and enacting or considering enacting regulations regarding, the use of AI Technologies, including the use of “big data,” diligence of data sets and oversight of data vendors. The use of AI Technologies by us, 26North, the Adviser or our portfolio companies may require compliance with legal and regulatory frameworks that are not fully developed or tested, and we, 26North, the Adviser or our portfolio companies may face litigation and regulatory actions related to the use or the engagement of vendors that use AI Technologies.

AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is not possible to predict the full extent of current or future risks related thereto.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies. In addition, critical infrastructure, including projects and companies in which we invest, may attract particular interest from cyber criminals and therefore be the subject of infiltration and attack.

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

In addition, cybersecurity has become a priority for regulators in the U.S. and around the world. In February 2022, the SEC proposed, and subsequently delayed the adoption of, new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. In May 2024, the SEC adopted amendments to Regulation S-P, which require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. The amendments impose operationally challenging data breach notification requirements and deadlines as well as obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs, some or all of which could be allocated to the Company.

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

We and our portfolio companies, as well as the Adviser and 26North, may be subject to laws and regulations related to privacy, data protection and information security in the jurisdictions in which we/they do business, including such laws and regulations as enacted, implemented and amended in the United States, the European Union (the “EU”) (and its member states), and the United Kingdom (the “UK”) (regardless of where the Adviser, 26North, we and our portfolio companies, and their/our affiliates have establishments) from time to time, including the General Data Protection Regulation (the “General GDPR”), U.K. Data Protection Regulation (EU 2016/679) (the “GDPR”), the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), and the New York SHIELD Act (the “SHIELD Act”) (collectively, the “Privacy Laws”). These Privacy Laws and related regulations are quickly evolving and may conflict with one another. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, or financial performance or plans for growth may be adversely impacted.

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

We rely on the Order to co-invest with other funds and accounts managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are permitted to co-invest with certain of our affiliates in accordance with the conditions of the Order, including that the participants in such co-investment transaction acquire or dispose of the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms. In certain cases where an existing or future investment fund or account managed by 26North or any of its affiliates has a pre-existing investment in an issuer in which we and such other investment funds or accounts will co-invest, or in which participants are participating in a follow-on co-investment transaction or disposition in a manner that is not pro rata in accordance with then-current holdings by each such participant, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board of Directors will be required to take steps set forth in Section 57(f) of the 1940 Act, including approving the transaction on the basis that (1) the terms of the transaction, including the consideration to be paid or received, are reasonable and fair to the Stockholders and do not involve overreaching of us or our Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our Stockholders and our policy as recited in filings made by us with the SEC and our reports to Stockholders, and (3) the Board of Directors records in its minutes and preserves in its records a description of the transaction, its findings, the information or materials upon which those findings were based, and the basis for the findings.

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

The Small Business Credit Availability Act, signed into law in 2018, modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. Because the Adviser, our sole initial Stockholder, approved a proposal to reduce the asset coverage ratio to 150%, the ratio applicable to our senior securities is 150%.

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

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. For example, certain debt investments that we make in portfolio companies are secured on a second priority lien basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the first priority or second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the first priority or second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

Drawdowns that will reduce the unfunded Capital Commitments of Stockholders and the net proceeds from our investments and Private Offering will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as Management Fee, Incentive Fee, other expenses and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our Stockholders. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our Stockholders.

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

If investors domiciled, resident or having their registered office in the EU and/or the UK participate in the private placement, we may be subject to additional reporting, regulatory and compliance obligations pursuant to the Alternative Investment Fund Managers Directive (the “AIFMD”).

The AIFMD regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors within the European Economic Area (“EEA”).

To the extent investors domiciled, resident or having their registered office in the EEA participate in the private placement: (i) we and the Adviser may be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in us incurring additional costs and expenses; (ii) we and the Adviser may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions, which would result in us incurring additional costs and expenses or may otherwise affect our management and operation; (iii) the Adviser may be required to make detailed information relating to us and our investments available to regulators and third parties; and (iv) the AIFMD may also restrict certain of our activities in relation to EEA portfolio companies, including, in some circumstances, our ability to recapitalize, refinance or potentially restructure an EEA portfolio company within the first two years of ownership, which may in turn affect our operations generally.

In the future, it may be possible for non-EEA alternative investment fund managers (“AIFMs”) to market an alternative investment fund (“AIF”) within the EEA pursuant to a pan-European marketing “passport”, instead of under national private placement regimes.

Access to this passport may be subject to the non-EEA AIFM compliance with various additional requirements under the AIFMD, which may include one or more of the following: additional conduct of business and organizational requirements; rules relating to the remuneration of certain personnel; minimum regulatory capital requirements; restrictions on the use of leverage; additional disclosure and reporting requirements to both investors and EEA home state regulators; independent valuation of an AIF’s assets; and the appointment of an independent depositary. Certain EEA Member States have indicated that they will cease to operate national private placement regimes when, or shortly after, the passport becomes available, which would mean that non-EEA AIFMs to whom the passport is available would be required to comply with all relevant provisions of the AIFMD in order to market to professional investors in those jurisdictions. As a result, if in the future non-EEA AIFMs may only market in certain EEA jurisdictions or in the UK pursuant to a passport, the Adviser may not seek to solicit Capital Commitments in those jurisdictions, which may lead to a reduction in the overall amount of Capital Commitments we receive. Alternatively, if the Adviser sought to comply with the requirements to use the passport, this could have adverse effects including, amongst other things, increasing the regulatory burden and costs of operating and managing us and our investments, and potentially requiring changes to compensation structures for key personnel, thereby affecting the Adviser’s ability to recruit and retain these personnel.

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

Subject to our Board of Directors’ discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. All distributions are paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our Stockholders in the future.

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

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (the “MGCL”), other than any action arising under federal securities laws, including (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers to us or to the Stockholders, or (iii) any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the MGCL, the Charter or the Bylaws, or (b) any other action asserting a claim against us or any of our directors or officers that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division. None of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless we consent in writing to such court. This exclusive forum provision, which does not apply to claims arising under the federal securities laws, may limit a Stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us and our directors and officers or may cause a Stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the Stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.

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

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our Stockholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by disbursing distributions relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose to, or are required to retain a portion of our taxable income or gains, we could (1) be required to pay income and/or excise taxes or (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on all our taxable income (including gains) regardless of whether or not such income and gains are distributed to Stockholders.

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

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, Stockholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we currently are treated as a “publicly offered regulated investment company”, there can be no assurance that we will qualify as a “publicly offered regulated investment company” for any of our taxable years. If we are not a “publicly offered regulated investment company” for any year, each U.S. Stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Stockholder’s allocable share of the Management Fee and Incentive Fees paid to the Adviser and certain of our other expenses for the year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Stockholder. Individuals are generally not allowed to take miscellaneous itemized deductions, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

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

Social, political, economic and other conditions and events, such as natural disasters, epidemics and pandemics, shifts in global trade, immigration, regulatory and other policies, terrorism, conflicts and geopolitical tensions, including those between Russia and Ukraine and in the Middle East, sanctions imposed by the U.S. and other countries in connection with the hostilities between Russia and Ukraine, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries, and social unrest, create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, potential for economic recession, interest rate volatility, and fluctuations in oil and gas prices resulting from global production and demand levels, which can last many years and have substantial negative effects on credit and securities markets, increase market volatility, increase geopolitical tensions as well as create negative effects on the economy as a whole; and difficulties in obtaining and/or enforcing legal judgments. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

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

Challenges facing a single, concentrated sector or industry can have far-reaching implications for the broader economy, including the private credit market. For example, although the U.S. economy has demonstrated strength and resiliency underpinned by the ongoing technology investment boom, there can be no assurance that such trend will continue. Recently, there has been growing concern about the sustainability of the private credit industry, particularly due to its significant exposure to the expanding technology sector, which includes artificial intelligence infrastructure investments. Market analysts, journalists and other stakeholders have increasingly questioned whether the rapidly developing artificial intelligence market, which includes companies focused on the design and manufacture of semiconductors, data center construction and the expansion of power generation, is fueling inflated valuations and unsustainable price appreciation. This concern is compounded by the sector’s increasing interconnectivity, as private credit supports cross-investments among artificial intelligence- and data center-focused firms, potentially creating an overvalued and tightly linked ecosystem that may lack solid long-term economic fundamentals. If these concerns are validated or perceived as credible by the public, a significant global market correction or downturn could occur, which could result in a material adverse effect on the Company and its portfolio companies. In particular, market devaluations in the software sector may impair companies’ ability to refinance existing private credit loans and restrict merger and acquisition activity in the sector. Consequently, these dynamics could lead to extended holding periods for certain of our assets.

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

Recent negative publicity in private credit affecting BDCs, registered closed-end funds and other private investment funds pursuing such strategies that conduct periodic repurchase offers has coincided with an increase in investor repurchase requests across certain vehicles. If this trend persists, fund managers facing elevated repurchase requests may be required to sell assets to generate liquidity if they seek to fulfill these elevated repurchase requests, which could place downward pressure on the market value of certain investments held by those funds. Although we do not currently believe that these liquidity pressures are directly applicable to the Company, market dislocations or forced selling by other market participants holding similar assets could adversely affect the valuation of comparable investments held in our portfolio.

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

In particular, the global outbreak of COVID-19, along with COVID-19 variants, disrupted global travel and supply chains, and adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. Future pandemics may have an adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company.

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

Our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between the UK and the EU following the UK’s exit from the EU, uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, geopolitical tensions and hostilities, including the conflicts between Russia and Ukraine and in the Middle East, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

26North conducts annual cybersecurity awareness training for all employees and conducts quarterly phishing exercises to assess employee cybersecurity awareness. 26North also performs tabletop exercises and disaster recovery tests to simulate a response to a cybersecurity incident, and uses the findings to improve practices, procedures, and technologies. 26North also assesses the risks from cybersecurity threats that impact our third-party service providers and has established oversight processes to identify and manage cybersecurity risks associated with the products or services we or 26North procure from such suppliers.

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

Our Board of Directors has overall responsibility for risk oversight and has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. The leadership team at 26North has delegated oversight of cybersecurity and related risks to a committee (the “Risk Committee”). The Risk Committee is a cross-functional committee that governs and oversees the RMP. The Risk Committee includes members of 26North’s senior executive team, including its CTO, Chief Compliance Officer and senior members from 26North’s investment and non-investment teams. The Risk Committee, will, through regular consultation with 26North’s internal cybersecurity team assess, discuss, and prioritize the approach to high-level risks, mitigative controls, and ongoing cybersecurity efforts. Further, our Chief Compliance Officer works closely with 26North’s CTO to monitor ongoing cybersecurity threats and provide regular updates to our Board of Directors.

26North’s CTO regularly updates the Risk Committee and oversees a team of dedicated professionals responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The CTO has a Bachelor of Science in Computer Engineering from the University of Virginia and 26 years of experience leading technology teams, maintaining IT infrastructure within financial services firms, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures to mitigate these threats.

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

Holders

As of March 4, 2026, there were 797 holders of record of our Common Stock.

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

The following table summarizes our distributions declared and payable for the year ended December 31, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
February 27, 2025	February 28, 2025	March 13, 2025	$0.63	$8,763
May 1, 2025	May 31, 2025	June 12, 2025	$0.63	$11,691
July 31, 2025	August 31, 2025	September 11, 2025	$0.63	$11,822
November 6, 2025	November 6, 2025	December 11, 2025	$0.63	$14,995

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company in this Annual Report or on the Company’s Current Reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Repurchases of Shares of Common Stock by the Issuer and Affiliated Purchasers

We did not conduct any repurchases of our shares of Common Stock during the year ended December 31, 2025.

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

As of December 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments was approximately 9.4% and 10.5%, respectively.

Portfolio Composition

The total value of our investment portfolio, excluding short-term investments, was $1,352.7 million as of December 31, 2025, as compared to $666.1 million as of December 31, 2024. As of December 31, 2025, we had investments in 45 portfolio companies with an aggregate cost of $1,353.1 million. As of December 31, 2024, we had investments in 25 portfolio companies with an aggregate cost of $665.7 million. As of December 31, 2025 and December 31, 2024, the number of our portfolio companies that represented greater than 10% of the total fair value of our investment portfolio was zero and one, respectively.

As of December 31, 2025, our investment portfolio, excluding short-term investments, consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$1,308,747	96.8%	$1,308,356	96.8%
Last-out unitrache 1st lien notes	20,419	1.5%	20,342	1.5%
Preferred equity	20,718	1.5%	20,789	1.5%
Common equity	3,195	0.2%	3,245	0.2%
	$1,353,079	100.0%	$1,352,732	100.0%

As of December 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$665,276	99.9%	$665,741	99.9%
Common equity	400	0.1%	400	0.1%
	$665,676	100.0%	$666,141	100.0%

Investment Activity

During the year ended December 31, 2025, we made 23 new investments totaling $682.3 million and made investments in existing portfolio companies of $76.1 million (excluding short-term investments). We had two loans repaid totaling $57.8 million and we received $19.7 million of portfolio company principal payments.

Total portfolio investment activity for the year ended December 31, 2025, excluding short-term investments, was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$—	$666,141
New investments	715,758	20,347	2,795	19,450	758,350
Proceeds from principal repayments and sales of investments	(77,522)	—	—	—	(77,522)
Accretion of loan premium/discount net	3,264	72	—	—	3,336
Unrealized appreciation (depreciation)	(856)	(77)	50	71	(812)
Receipt of paid-in-kind interest and dividends	1,971	—	—	1,268	3,239
Fair value, end of period	$1,308,356	$20,342	$3,245	$20,789	$1,352,732

During the year ended December 31, 2024, we made 24 new investments totaling $635.6 million and made investments in existing portfolio companies of $1.6 million. We had one loan repaid totalling $24.3 million and we received $1.5 million of portfolio company principal payments.

Total portfolio investment activity for the year ended December 31, 2024 was as follows (amounts in thousands):

	Senior Debt and 1st Lien Notes	Common Equity	Total
Fair value, beginning of period	$52,566	$—	$52,566
New investments	636,752	400	637,152
Proceeds from principal repayments and sales of investments	(25,841)	—	(25,841)
Accretion of loan premium/discount net	920	—	920
Unrealized appreciation (depreciation)	527	—	527
Receipt of paid-in-kind interest and dividends	817	—	817
Fair value, end of period	$665,741	$400	$666,141

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding short-term investments) on the 1 to 4 grading scale as of December 31, 2025 and December 31, 2024 (amounts in thousands).

	For the Year Ended December 31,
	2025		2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	—	$—	—
Grade 2	1,352,732	100.0%	666,141	100.0%
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$1,352,732	100.0%	$666,141	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2025 and December 31, 2024 we had no non-accrual assets.

Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2025 and 2024. The comparison of, and changes between, the fiscal years ended December 31, 2024 and 2023 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table represents the operating results for the years ended December 31, 2025, 2024, and 2023

(amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Total investment income	$113,730	$37,210	$1,490
Net operating expenses	65,810	23,287	1,426
Net investment income before excise tax	47,920	13,923	64
Excise tax expense	139	121	2
Net investment income after excise tax	47,781	13,802	62
Net unrealized appreciation / (depreciation)	(812)	527	(62)
Net increase in net assets resulting from operations	$46,969	$14,329	$—

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income (amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Interest income	$109,515	$35,508	$1,407
Payment-in-kind interest income	1,971	817	—
Dividend income	1,260	—	—
Other income	942	885	83
Fee Income	42	—	—
Total investment income	$113,730	$37,210	$1,490

Total investment income increased to $113.7 million for the year ended December 31, 2025, an increase of $76.5 million, or 206%, compared to the year ended December 31, 2024. This was primarily attributable to an increase in size of our investment portfolio. Our investment portfolio at fair value increased by 103% to $1,352.7 million as of December 31, 2025 compared to $666.1 million as of December 31, 2024.

Additionally, for the year ended December 31, 2025, we recorded $1.7 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $0.3 million in the prior year, primarily as a result of increased prepayments.

For the years ended December 31, 2025 and 2024, payment-in-kind interest and dividend income represented 2.8% and 2.2% of total investment income, respectively, and represented 6.8% and 5.9% of net investment income, respectively. We expect that payment-in-kind interest and dividend income will vary based on the elections of certain borrowers.

We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

Operating Expenses (amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Interest and other debt expenses	$41,540	$13,934	$603
Management fees	7,891	2,282	90
Administrative service expenses	3,011	1,968	1,258
Professional fees	1,581	1,581	1,503
Other general and administrative expenses	3,064	1,748	209
Offering costs	—	1,194	341
Investment income incentive fees	5,320	1,192	—
Capital gains incentive fees	(47)	47	—
Organizational expense	—	—	896
Total expenses	$62,360	$23,946	$4,900
Less: Expense support	—	(1,726)	(3,474)
Expense support recoupment	3,450	1,067	—
Net expenses	$65,810	$23,287	$1,426

Interest and Other Debt Expenses

Interest and other financing fees for the years ended December 31, 2025 and December 31, 2024 were attributable to borrowings under the Asset-Based Facility and Subscription Facility (each as defined below under “Liquidity and Capital Resources”). The increase in interest and other debt expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024, was primarily attributable to an increase in weighted average borrowings outstanding on the Asset-Based Facility and Subscription Facility partially offset by lower weighted average interest rates during 2025. The weighted average interest on the Asset-Based Facility and Subscription Facility was 6.71% for the year ended December 31, 2025, as compared to 8.25% for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, the weighted average borrowings outstanding were $577.5 million and $157.4 million, respectively. For the years ended December 31, 2025 and 2024, the Company incurred $41.5 million and $13.9 million in interest and other debt expenses, respectively.

Other Expenses

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

Total other expenses increased to $7.7 million for the year ended December 31, 2025 compared to $5.3 million for the prior year ended December 31, 2024, primarily due to an increase in other general and administrative expenses and administrative services expenses.

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

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the years ended December 31, 2025 and December 31, 2024, the Company incurred Management Fees of $7.9 million and $2.3 million, respectively.

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

For the year ended December 31, 2025, the Company incurred Incentive Fees of $5.3 million. For the year ended December 31, 2024, the Company incurred Incentive Fees of $1.2 million.

Net Unrealized Appreciation/(Depreciation)

Net unrealized appreciation/(depreciation) during the years ended December 31, 2025 and December 31, 2024 was as follows (amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Non-Control / Non-Affiliate investments	$(812)	$527	$(62)
Net unrealized appreciation / (depreciation) on investments	$(812)	$527	$(62)

For the year ended December 31, 2025, we recorded net unrealized (depreciation) on our current portfolio of $0.8 million. The net unrealized (depreciation) on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

For the year ended December 31, 2024, we recorded net unrealized appreciation on our current portfolio of $0.5 million. The net unrealized appreciation on the Company’s current portfolio was a result of the fair value of the majority of the portfolio assets being equal to their original cost, given the recency of origination and stable portfolio performance since origination.

Liquidity and Capital Resources

We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our credit facilities, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 178.0% and 207.2% as of December 31, 2025 and December 31, 2024, respectively.

Cash Flows

For the year ended December 31, 2025, we experienced a net decrease in cash in the amount of $5.9 million. During that period, our operating activities used $651.2 million in cash, consisting primarily of purchases of portfolio investments of $758.4 million. In addition, financing activities provided net cash of $657.2 million, consisting primarily of net borrowings under the Asset-Based Facility and Subscription Facility of $450.8 million and proceeds from the issuance of Common Stock of $256.3 million. At December 31, 2025, we had $5.9 million of cash and cash equivalents on hand.

For the year ended December 31, 2024, we experienced a net decrease in cash in the amount of $54.7 million. During that period, our operating activities used $595.4 million in cash, consisting primarily of purchases of portfolio investments of $637.2 million. In addition, financing activities provided net cash of $540.6 million, consisting primarily of net borrowings under the Asset-Based Facility of $276.1 million and proceeds from the issuance of Common Stock of $278.3 million. At December 31, 2024, we had $12.9 million of cash and cash equivalents on hand.

Financing Transactions

Asset-Based Facility

On October 18, 2023, the Company entered into, through the Financing SPV, a Loan and Security Agreement by and among the Company, the Financing SPV, JPMorgan Chase Bank, National Association, as lender and administrative agent for the lender parties providing for a senior secured revolving credit facility to the Financing SPV of $200 million (as amended from time to time, the

“Asset-Based Facility”). The Asset-Based Facility size is increasable to up to $800 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on loan collateral including the Financing SPV’s portfolio investments. 26North Direct Lending LP serves as the Facility Portfolio Manager under the Asset-Based Facility. U.S. Bank Trust Company National Association serves as collateral agent and U.S. Bank National Association serves as securities intermediary. Proceeds from borrowings under the Asset-Based Facility are to be used to facilitate investments and for the timely payment of the Financing SPV’s expenses, and to make certain permitted distributions to the Company.

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of December 31, 2025, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

Prior to Amendment No. 4 to the Asset-Based Facility (entered into by the Company, through the Financing SPV, on February 7, 2025), the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of (1) 2.65% prior to the earlier of (x) the first day on which the Company had drawn more than one-third of its Capital Commitments and (y) April 18, 2025 and (2) 2.75% thereafter. Prior to Amendment No. 4, under the Asset-Based Facility, the Financing SPV paid an undrawn fee of (i) during the first nine months of the Asset-Based Facility, 0.50% per annum and (ii) thereafter, 0.75% per annum, in each case, on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements. Prior to Amendment No. 4, the obligations of the Financing SPV to the lenders under the Asset-Based Facility were secured by a first priority security interest in the unfunded Capital Commitments to the Company and the related proceeds and all of the Financing SPV’s portfolio investments and other assets.

As of December 31, 2025, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

As of December 31, 2025, total commitments under the Asset-Based Facility were $500.0 million and we had U.S. dollar borrowings of $375.0 million outstanding with a weighted average interest rate of 6.15%.

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

Prior to Amendment No. 1 (entered into by the Company on September 5, 2025), the interest charged on borrowings under the Subscription Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30% per annum.

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

As of December 31, 2025, to the Company’s knowledge, the Company, was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

As of December 31, 2025, total commitments under the Subscription Facility were $450.0 million and we had U.S. dollar borrowings of $404.2 million outstanding with a weighted average interest rate of 5.62%.

As of December 31, 2025, we had total U.S. dollar borrowings of $779.2 million outstanding under the Asset-Based Facility and Subscription Facility with a weighted average interest rate of 5.87%.

Distributions to Stockholders

We elected to be treated as a RIC under the Subchapter M of the Code and intend to continue to make the required distributions to our Stockholders as specified therein and qualify annually as a RIC. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our Common Stock instead of in cash. A Stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the Stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our Common Stock.

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

Income Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and intend to continue to qualify annually as a RIC. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually satisfy the Annual Distribution Requirement.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of December 31, 2025 and December 31, 2024 was as follows (amounts in thousands):

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	December 31, 2025	December 31, 2024
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2026	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	2,732	3,332
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2026	10,051	7,247
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	2,174	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	5,297	4,009
Aprio Advisory Group LLC	First Lien Senior Secured Delayed Draw Term Loan	8/1/2031	38,706	—
Aprio Advisory Group LLC	First Lien Senior Secured Revolving Loan	8/1/2031	3,138	—
Archduke Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/3/2032	3,000	—
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	2,080	832
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	2,161	10,401
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2031	1,497	1,497
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2031	3,785	6,037
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,205	2,354
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	3,083	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	2,620	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
Celerion Buyer, Inc.	First Lien Senior Secured Revolving Loan	11/3/2028	344	—
CI (MG) GROUP, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	6,425	—
CI (MG) GROUP, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	1,292	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	372
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	5,257	4,764
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	1,176	1,749
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	1,710	9,818
Dcert Buyer, Inc.	First Lien Senior Secured Revolving Loan	7/10/2030	3,573	—
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/12/2026	7,473	6,807
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	3,074	2,042

	Commitment Type	Commitment Expiration Date	December 31, 2025	December 31, 2024
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	$7,253	$—
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	—
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	—
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	13,574	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	1,307	5,262
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	207	1,192
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
Peachtree Buyer, Inc.	First Lien Senior Secured Delayed Draw Term Loan	12/12/2032	8,113	—
Peachtree Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/12/2032	4,462	—
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	1,793	1,537
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	1,746	3,881
Philz Coffee, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/6/2031	8,847	—
Philz Coffee, Inc.	First Lien Senior Secured Revolving Loan	8/6/2031	5,898	—
Plus Bidco, LLC	First Lien Senior Secured Delayed Draw Term Loan	8/26/2027	12,621	—
Plus Bidco, LLC	First Lien Senior Secured Revolving Loan	8/26/2032	5,048	—
Project Alliance Buyer LLC	First Lien Senior Secured Revolving Loan	8/27/2031	4,616	—
PROS Parent, Inc.	First Lien Senior Secured Revolving Loan	12/9/2032	2,344	—
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	1,991	—
RTI Surgical, Inc.	First Lien Senior Secured Revolving Loan	9/25/2032	10,171	—
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
SingleStore Inc	First Lien Senior Secured Delayed Draw Term Loan	10/16/2031	3,406	—
SingleStore Inc	First Lien Senior Secured Revolving Loan	10/16/2031	3,475	—
Syndigo LLC	First Lien Senior Secured Revolving Loan	9/2/2032	3,494	—
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	6,929	7,319
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	3,123	3,904
UFT Buyer LLC	First Lien Senior Secured Delayed Draw Term Loan	12/6/2032	4,922	—
UFT Buyer LLC	First Lien Senior Secured Revolving Loan	12/6/2032	1,846	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	6/23/2031	—	13,902
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	6/21/2030	—	3,083
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	11,860	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	1,460	1,366
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$294,911	$162,039

Recent Developments

On February 9, 2026, the Company accepted additional Capital Commitments of $63.4 million. As of March 4, 2026, the Company had total Capital Commitments of $2,133.8 million.

On February 27, 2026, the Board declared a quarterly dividend of $0.63 per share payable on March 12, 2026 to holders of record as of February 27, 2026.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, including valuation risk and interest rate fluctuations.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments generally do not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board of Directors’ valuation designee, in accordance with our valuation policy and procedures established by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 “Summary of Significant Account Policies” to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of December 31, 2025, 100.0% of debt investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and none of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2025. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2025, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$28,396	$(15,583)	$12,813
Up 150 Basis Points	21,297	(11,687)	9,610
Up 100 Basis Points	14,198	(7,792)	6,406
Up 50 Basis Points	7,099	(3,896)	3,203
Down 50 Basis Points	(7,099)	3,896	(3,203)
Down 100 Basis Points	(14,198)	7,792	(6,406)
Down 150 Basis Points	(21,297)	11,687	(9,610)
Down 200 Basis Points	(28,396)	15,583	(12,813)

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	92
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	93
Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and for the period from October 1, 2023 to December 31, 2023	94
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and for the period from October 1, 2023 to December 31, 2023	95
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and for the period from October 1, 2023 to December 31, 2023	96
Consolidated Schedules of Investments as of December 31, 2025 and December 31, 2024	97
Notes to Consolidated Financial Statements	105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of 26North BDC, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of 26North BDC, Inc. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights (in Note 12) for the year ended December 31, 2025, and 2024 and for the period from October 1, 2023 to December 31, 2023, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the year ended December 31, 2025, and 2024 and for the period from October 1, 2023 to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and December 31, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 4, 2026

We have served as the Company’s auditor since 2023.

26North BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost $1,353,079 and $665,676, respectively)	$1,352,732	$666,141
Short-term investments (amortized cost $65,057 and $0, respectively) (1)	65,057	—
Cash and cash equivalents (1)	5,949	12,923
Interest and other income receivable from non-controlled/non-affiliated investments	8,849	3,509
Deferred financing costs	4,762	4,891
Prepaid assets	475	468
Dividend receivable from non-controlled/non-affiliated investments	8	—
Subscriptions receivable	—	55
Total Assets	$1,437,832	$687,987
Liabilities
Debt	779,160	328,390
Payable for securities purchased	35,630	—
Interest payable	6,881	3,667
Management fees payable	2,475	1,107
Expense reimbursement payable	1,800	558
Investment income incentive fees payable	1,668	733
Other liabilities and accrued expenses	1,350	846
Accrued administrative services expense payable	739	516
Capital gains incentive fees payable	—	47
Total Liabilities	$829,703	$335,864
Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 24,073,296 and 13,909,942 shares issued and outstanding, respectively)	$24	$14
Additional paid-in capital	603,807	347,648
Distributable earnings (loss)	4,298	4,461
Total Net Assets	$608,129	$352,123
Total Liabilities and Net Assets	$1,437,832	$687,987
Net asset value per share	$25.26	$25.31

(1)

The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of December 31, 2025. See Note 2 for additional detail.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023⁽¹⁾
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$109,515	$35,508	$1,407
Payment-in-kind interest income	1,971	817	—
Dividend income	1,260	—	—
Other income	942	885	83
Fee income	42	—	—
Total Investment Income	113,730	37,210	1,490
Expenses
Interest and other debt expenses	41,540	13,934	603
Management fees	7,891	2,282	90
Investment income incentive fees	5,320	1,192	—
Other general and administrative expenses	3,064	1,748	209
Administrative service expenses	3,011	1,968	1,258
Professional fees	1,581	1,581	1,503
Capital gains incentive fees	(47)	47	—
Offering costs	—	1,194	341
Organizational expense	—	—	896
Total expenses	$62,360	$23,946	$4,900
Less: Expense support (Note 3)	—	(1,726)	(3,474)
Expense support recoupment (Note 3)	3,450	1,067	—
Net expenses	65,810	23,287	1,426
Net investment income before excise tax	47,920	13,923	64
Excise tax expense	139	121	2
Net investment income after excise tax	47,781	13,802	62
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(812)	527	(62)
Net change in unrealized appreciation (depreciation)	(812)	527	(62)
Net realized and unrealized gain (loss)	(812)	527	(62)
Net Increase (Decrease) in Net Assets Resulting from Operations	$46,969	$14,329	$—
Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$2.51	$2.14	$0.04
Earnings (loss) per share (basic and diluted)	$2.46	$2.22	$—
Weighted average shares of common stock outstanding (basic and diluted)	19,058,441	6,456,234	1,606,691

(1)	Period beginning after the date of the financial statements included in the Registration Statement on Form 10.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, October 1, 2023 (1)	1,000	$—	$25	$—	$25
Operations:
Net investment income	—	—	—	62	62
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(62)	(62)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—
Capital Share Transactions:					—
Common shares issued from reinvestment of distributions	—	—	—	—	—
Issuance of shares	2,810,638	3	70,263	—	70,266
Distributions declared from earnings	—	—	—	—	—
Net increase (decrease) for the period	2,810,638	3	70,263	—	70,266
Balance, December 31, 2023	2,811,638	$3	$70,288	$—	$70,291
Operations:
Net investment income	—	—	—	13,802	13,802
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	527	527
Net increase (decrease) in net assets resulting from operations	—	—	—	14,329	14,329
Capital Share Transactions:
Common shares issued from reinvestment of distributions	194,068	—	4,861	—	4,861
Issuance of shares	10,904,236	11	273,423	—	273,434
Distributions declared from earnings	—	—	—	(10,792)	(10,792)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(924)	924	—
Net increase (decrease) for the period	11,098,304	11	277,360	(9,868)	267,503
Balance, December 31, 2024	13,909,942	$14	$347,648	$4,461	$352,123
Operations:
Net investment income	—	—	—	47,781	47,781
Net unrealized appreciation (depreciation)	—	—	—	(812)	(812)
Net increase (decrease) in net assets resulting from operations	—	—	—	46,969	46,969
Capital Share Transactions:
Common shares issued from reinvestment of distributions	832,641	1	20,889	—	20,890
Issuance of shares	9,330,713	9	235,409	—	235,418
Distributions declared from earnings	—	—	—	(47,271)	(47,271)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(139)	139	—
Net increase (decrease) for the period	10,163,354	10	256,159	(47,132)	209,037
Balance, December 31, 2025	24,073,296	$24	$603,807	$4,298	$608,129

(1)	Period beginning after the date of the financial statements included in the Registration Statement on Form 10.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023⁽¹⁾
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$46,969	$14,329	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(758,350)	(637,152)	(52,597)
Purchase/sale of short-term investments, net (2)	(52,134)	—	—
Proceeds from sale of investments and principal repayments	77,522	25,841	—
Net change in unrealized (appreciation) depreciation on investments	812	(527)	62
Accretion of discount	(3,336)	(920)	(31)
Amortization of deferred financing costs	2,794	940	135
Amortization of deferred offering costs	—	1,194	341
Payment-in-kind interest and dividends capitalized	(3,239)	(817)	—
Changes in operating assets and liabilities:
Expense reimbursement receivable	—	6,992	(3,473)
Interest and other income receivable from non-controlled/non-affiliated investments	(5,340)	(2,987)	(522)
Dividend receivable	(8)	—	—
Prepaid assets	(7)	(300)	(168)
Other liabilities and accrued expenses	504	(2,341)	3,068
Interest payable	3,214	3,199	468
Payable for securities purchased	35,630	—	—
Accrued organizational costs	—	(2,842)	896
Deferred financing costs	—	—	(1,256)
Deferred offering costs	—	—	(160)
Expense reimbursement payable	1,242	—	—
Due to affiliate	—	(273)	12
Management fees payable	1,368	1,017	90
Investment income incentive fees payable	935	733	—
Capital gains incentive fees payable	(47)	47	—
Accrued administrative services expense payable	223	(1,496)	1,258
Net cash provided by (used for) operating activities	(651,248)	(595,363)	(51,877)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	256,308	278,295	70,266
Distributions paid in cash	(47,271)	(10,792)	—
Change in subscription receivable	55	(55)	—
Deferred financing costs paid	(2,665)	(2,966)	(3,000)
Borrowings on debt	975,620	664,350	52,250
Payment of debt	(524,850)	(388,210)	—
Net cash provided by (used for) financing activities	657,197	540,622	119,516
Net increase (decrease) in cash and cash equivalents	5,949	(54,741)	67,639
Cash and cash equivalents, beginning of period (2)	—	67,664	25
Cash and cash equivalents, end of period (2)	$5,949	$12,923	$67,664
Supplemental disclosure of cash flow and non-cash activities:
Interest paid during the period	$28,198	$9,795	$135
Reinvestment of distributions during the period	$20,890	$4,861	$—
Excise tax paid during the period	$137	$2	$—
Accrued but unpaid deferred financing costs	$—	$—	$1,256

(1)	Period beginning after the date of the financial statements included in the Registration Statement on Form 10.
(2)

The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of December 31, 2025. As a result, cash and cash equivalents at the beginning of this period exclude $12,923 of money market fund investments. See Note 2 for additional detail.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Debt Investments
Adelaide Borrower LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.750% (Incl. 3.375% PIK)	10.422%	5/8/2024	5/8/2030	$24,090	$23,702	$24,090	3.96%
Adelaide Borrower LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(45)	—	(0.00)%
Adelaide Borrower LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.250%	9.983%	5/8/2024	5/8/2030	600	544	600	0.10%
Alegeus Technologies	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 6.500%	10.340%	11/22/2024	11/5/2029	68,478	67,100	67,446	11.05%
Alert SRC Newco LLC	First Lien Senior Secured Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.853%	12/11/2024	12/11/2030	22,240	21,960	22,018	3.62%
Alert SRC Newco LLC (12)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.773%	12/11/2024	12/11/2030	7,233	7,134	7,160	1.18%
Alert SRC Newco LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.843%	9/19/2025	12/11/2030	343	292	239	0.04%
Alert SRC Newco LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Commercial Services & Supplies	SOFR + 5.000%		12/11/2024	12/11/2030	—	(28)	(22)	(0.00)%
AMI Buyer Inc	First Lien Senior Secured Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%	8.902%	10/17/2024	10/17/2031	36,143	35,666	35,962	5.91%
AMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%		10/17/2024	10/17/2031	—	(70)	(26)	(0.00)%
Aprio Advisory Group LLC (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.750%		12/23/2025	8/1/2031	—	(193)	(387)	(0.06)%
Aprio Advisory Group LLC (3)(7)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.750%		12/23/2025	8/1/2031	—	(31)	(31)	(0.01)%
Archduke Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.273%	12/3/2025	12/3/2032	20,377	20,177	20,173	3.32%
Archduke Buyer, Inc. (3)(9)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.500%		12/3/2025	12/3/2032	—	(30)	(30)	(0.00)%
Ascend Partners Services LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	8.544%	8/9/2024	8/11/2031	5,993	5,943	5,933	0.98%
Ascend Partners Services LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%		8/9/2024	8/11/2031	—	(18)	(21)	(0.00)%
Ascend Partners Services LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.312%	8/9/2024	8/11/2031	10,045	9,954	9,941	1.63%
Ascend Partners Services LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.318%	8/7/2025	8/11/2031	1,249	1,228	1,218	0.20%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.000%	9.716%	3/19/2024	3/19/2031	5,708	5,640	5,694	0.94%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.000%	9.716%	3/19/2024	3/19/2031	12,973	12,817	12,941	2.13%
Azurite Intermediate Holdings, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.000%		3/19/2024	3/19/2031	—	(27)	(5)	(0.00)%
Baxter Planning Systems, LLC (12)	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250% (Incl. 3.375% PIK)	10.090%	5/20/2024	5/20/2031	8,549	8,444	8,463	1.39%
Baxter Planning Systems, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(10)	(15)	(0.00)%
Baxter Planning Systems, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(19)	(15)	(0.00)%
CB Buyer Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.250%	8.922%	7/1/2024	7/1/2031	23,150	22,958	23,034	3.79%
CB Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.250%	8.922%	7/1/2024	7/1/2031	253	228	233	0.04%
CB Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.250%	8.971%	7/1/2024	7/1/2031	150	129	138	0.02%
CData Software Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.750%	9.436%	7/18/2024	7/18/2030	33,291	32,811	32,792	5.39%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.250%		7/18/2024	7/18/2030	—	(23)	(46)	(0.01)%
CData Software Inc (3)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.750%	9.436%	7/18/2024	7/18/2030	1,695	1,695	1,631	0.27%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.250%		7/18/2024	7/18/2030	—	(54)	(55)	(0.01)%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.887%	12/22/2025	11/3/2029	$1,703	$1,694	$1,694	0.28%
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.686%	12/22/2025	11/3/2029	29,889	29,740	29,740	4.89%
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.887%	12/22/2025	11/3/2029	4,218	4,197	4,197	0.69%
Celerion Buyer, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		12/22/2025	11/3/2028	—	(2)	(2)	(0.00)%
CI (MG) GROUP, LLC	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.172%	3/27/2025	3/27/2030	28,660	28,275	28,230	4.64%
CI (MG) GROUP, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.172%	3/27/2025	3/27/2030	7,096	6,958	6,893	1.13%
CI (MG) GROUP, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.500%	9.172%	3/27/2025	3/27/2030	1,785	1,745	1,739	0.29%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.716%	8/7/2024	8/7/2031	34,371	33,926	34,371	5.65%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.716%	5/15/2025	8/7/2031	1,239	1,221	1,239	0.20%
Coding Solutions Acquisition Inc (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(36)	—	—
Coding Solutions Acquisition Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		5/15/2025	8/7/2031	—	(27)	—	—
Coding Solutions Acquisition Inc (3)(9)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(37)	—	—
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	10.120%	2/29/2024	3/1/2030	33,042	32,482	33,042	5.43%
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.221%	3/26/2025	3/1/2030	1,650	1,636	1,621	0.27%
Cpex Purchaser, LLC (12)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	10.001%	2/29/2024	3/1/2030	3,727	3,727	3,727	0.61%
Cpex Purchaser, LLC (3)(12)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.500%	9.375%	3/26/2025	3/1/2030	2,052	2,052	1,995	0.33%
Cpex Purchaser, LLC (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%	9.755%	2/29/2024	3/1/2030	11,968	11,768	11,968	1.97%
Dcert Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	9.466%	7/29/2025	7/10/2030	50,119	49,412	49,367	8.12%
Dcert Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.750%		7/29/2025	7/10/2030	—	(49)	(54)	(0.01)%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	8.672%	10/11/2024	10/11/2030	12,160	12,002	12,039	1.98%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.422%	12/23/2025	10/11/2030	5,586	5,530	5,530	0.91%
FH DMI Buyer Inc (11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	8.672%	10/11/2024	10/11/2030	6,789	6,696	6,721	1.11%
FH DMI Buyer Inc (3)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%		12/23/2025	10/11/2030	—	(37)	(75)	(0.01)%
FH DMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 5.000%		10/11/2024	10/11/2030	—	(26)	(20)	(0.00)%
FH DMI Buyer Inc (3)(7)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 4.750%		12/23/2025	10/11/2030	—	(10)	(10)	(0.00)%
Four Winds Interactive LLC	First Lien Senior Secured Term Loan	Interactive Media & Services	SOFR + 5.750%	9.422%	2/20/2025	2/20/2030	37,287	36,634	36,542	6.01%
Four Winds Interactive LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Interactive Media & Services	SOFR + 5.750%		2/20/2025	2/20/2030	—	(60)	(145)	(0.02)%
Four Winds Interactive LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Interactive Media & Services	SOFR + 5.750%		2/20/2025	2/20/2030	—	(80)	(97)	(0.02)%
Gainsight Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	9.722%	4/1/2025	7/30/2027	36,618	36,487	36,252	5.96%
Goldeneye Parent, LLC	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.466%	3/31/2025	3/31/2032	12,713	12,656	12,650	2.08%
Goldeneye Parent, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		3/31/2025	3/31/2032	—	(8)	(9)	(0.00)%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.738%	3/10/2025	3/10/2031	$44,116	$43,711	$43,674	7.18%
Grand River Aseptic Manufacturing, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		3/10/2025	3/10/2031	—	(118)	(136)	(0.02)%
Guardian Restoration Partners Buyer	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.000%	8.672%	11/1/2024	11/3/2031	4,731	4,679	4,672	0.77%
Guardian Restoration Partners Buyer (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.000%	8.672%	11/1/2024	11/3/2031	6,611	6,532	6,512	1.07%
Guardian Restoration Partners Buyer (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.000%	8.722%	11/1/2024	11/3/2031	985	970	970	0.16%
Homecare Software Solutions LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.550% (Incl. 2.925% PIK)	9.277%	9/26/2024	6/16/2031	28,772	28,536	28,772	4.73%
Icefall Parent, Inc.	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 4.500%	8.172%	1/26/2024	1/25/2030	24,153	23,784	24,033	3.95%
Icefall Parent, Inc. (3)(10)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 4.500%		1/26/2024	1/25/2030	—	(39)	(12)	(0.00)%
LogRhythm Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500%	11.340%	7/2/2024	7/2/2029	54,815	53,586	52,622	8.65%
LogRhythm Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 7.500%		7/2/2024	7/2/2029	—	(132)	(219)	(0.04)%
Peachtree Buyer, Inc.	First Lien Senior Secured Term Loan	Construction & Engineering	SOFR + 4.500%	8.172%	12/11/2025	12/12/2032	23,528	23,295	23,293	3.83%
Peachtree Buyer, Inc. (3)	First Lien Senior Secured Delayed Draw Term Loan	Construction & Engineering	SOFR + 4.500%		12/11/2025	12/12/2032	—	(40)	(81)	(0.01)%
Peachtree Buyer, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	Construction & Engineering	SOFR + 4.500%	8.172%	12/11/2025	12/12/2032	811	759	759	0.12%
Penn TRGRP Holdings LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	11.422%	10/20/2023	9/27/2030	25,225	24,759	24,720	4.06%
Penn TRGRP Holdings LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	11.422%	10/20/2023	9/27/2030	3,584	3,584	3,476	0.57%
Penn TRGRP Holdings LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%	10.422%	10/20/2023	9/27/2030	2,134	2,069	2,057	0.34%
Philz Coffee, Inc.	First Lien Senior Secured Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%	8.422%	8/5/2025	8/6/2031	23,532	23,081	23,061	3.79%
Philz Coffee, Inc. (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(83)	(177)	(0.03)%
Philz Coffee, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(110)	(118)	(0.02)%
Plus Bidco, LLC	First Lien Senior Secured Term Loan	Food Products	SOFR + 4.750%	8.585%	8/26/2025	8/26/2032	44,173	43,737	43,731	7.19%
Plus Bidco, LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Food Products	SOFR + 4.750%		8/26/2025	8/26/2032	—	(60)	(126)	(0.02)%
Plus Bidco, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food Products	SOFR + 4.750%	8.585%	8/26/2025	8/26/2032	361	309	307	0.05%
Project Alliance Buyer LLC	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.822%	8/27/2025	8/27/2031	24,172	23,816	23,809	3.92%
Project Alliance Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		8/27/2025	8/27/2031	—	(66)	(69)	(0.01)%
PROS Parent, Inc.	First Lien Senior Secured Term Loan	Airlines	SOFR + 4.750%	8.488%	12/8/2025	12/9/2032	20,215	20,167	20,165	3.32%
PROS Parent, Inc. (3)(9)	First Lien Senior Secured Revolving Loan	Airlines	SOFR + 4.750%		12/8/2025	12/9/2032	—	(6)	(6)	(0.00)%
RH Buyer, Inc.	First Lien Senior Secured Term Loan	Aerospace & Defense	SOFR + 6.500%	10.482%	1/17/2025	1/17/2031	60,345	59,308	58,836	9.67%
RH Buyer, Inc. (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Aerospace & Defense	SOFR + 6.500%	10.436%	1/17/2025	1/17/2031	4,230	4,122	4,075	0.67%
RTI Surgical, Inc.	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.466%	9/24/2025	9/25/2032	50,856	50,361	50,347	8.28%
RTI Surgical, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		9/24/2025	9/25/2032	—	(98)	(102)	(0.02)%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Runway Bidco LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.000%	8.672%	12/17/2024	12/17/2031	$20,107	$19,933	$19,906	3.27%
Runway Bidco LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(22)	(50)	(0.01)%
Runway Bidco LLC (3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(22)	(25)	(0.00)%
Sapphire Software Buyer Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.000%	8.872%	9/30/2024	9/30/2031	30,383	30,120	30,155	4.96%
Sapphire Software Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.000%		9/30/2024	9/30/2031	—	(32)	(27)	(0.00)%
Serrano Parent, LLC	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.360%	10/18/2023	5/13/2030	28,297	27,802	27,165	4.47%
SingleStore Inc (11)	First Lien Senior Secured Term Loan	Software	SOFR + 6.250%	10.144%	10/16/2025	10/16/2031	29,889	29,597	29,590	4.87%
SingleStore Inc (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.250%		10/16/2025	10/16/2031	—	—	(34)	(0.01)%
SingleStore Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.250%		10/16/2025	10/16/2031	—	(34)	(35)	(0.01)%
Syndigo LLC	First Lien Senior Secured Term Loan	Food & Staples Retailing	SOFR + 5.000%	8.822%	8/29/2025	9/2/2032	25,995	25,752	25,735	4.23%
Syndigo LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food & Staples Retailing	SOFR + 5.000%		8/29/2025	9/2/2032	—	(34)	(35)	(0.01)%
Thunder Buyer Inc	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.422%	10/17/2024	10/17/2030	16,375	16,170	16,170	2.66%
Thunder Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.726%	10/17/2024	10/17/2030	388	339	297	0.05%
Thunder Buyer Inc (3)(7)(12)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.726%	10/17/2024	10/17/2030	781	731	732	0.12%
UFT Buyer LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 4.500%	8.272%	12/3/2025	12/6/2032	13,412	13,281	13,278	2.18%
UFT Buyer LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 4.500%		12/3/2025	12/6/2032	—	(24)	(49)	(0.01)%
UFT Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 4.500%		12/3/2025	12/6/2032	—	(18)	(18)	(0.00)%
Univista Intermediate Holdco, LLC	First Lien First Out Term Loan	Insurance	SOFR + 3.850%	7.566%	1/10/2025	1/10/2030	18,748	18,465	18,420	3.03%
Univista Intermediate Holdco, LLC	First Lien Last Out Term Loan	Insurance	SOFR + 6.531%	10.227%	1/10/2025	1/10/2030	20,811	20,419	20,342	3.35%
Unlimited Technology Holdings, LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.500%	8.172%	3/12/2025	3/12/2032	17,123	17,044	17,080	2.81%
Unlimited Technology Holdings, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.500%		3/12/2025	3/12/2032	—	(10)	(6)	(0.00)%
Xactly Corporation	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	10.172%	7/12/2024	7/30/2027	25,202	25,127	25,202	4.14%
Xactly Corporation (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/12/2024	7/30/2027	—	(5)	—	—
Zone & Company Software Consulting LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.236%	9/13/2024	9/13/2030	46,593	45,892	46,010	7.57%
Zone & Company Software Consulting LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(88)	(148)	(0.02)%
Zone & Company Software Consulting LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%	10.236%	9/13/2024	9/13/2030	2,124	2,124	2,079	0.34%
Zone & Company Software Consulting LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(94)	(79)	(0.01)%
Total Debt Investments								$1,329,166	$1,328,698	218.48%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Equity
Excalibur Parent Holdings LP	Common Stock	IT Services			7/2/2024		519	$—	$—	—
FH DMI Buyer Inc (11)	Common Stock	Health Care Equipment & Supplies			10/11/2024		593	612	652	0.11%
Great Dane Intermediate Holding I LLC (11)	Preferred Equity	Software		14.00% PIK	7/21/2025		21,268	20,718	20,789	3.42%
Philz Coffee, Inc. (11)	Common Stock	Hotels, Restaurants & Leisure			8/5/2025		25,831	2,583	2,593	0.43%
Total Equity								23,913	24,034	3.96%
Total Portfolio Investments								$1,353,079	$1,352,732	222.44%

Short-Term Investments
Dreyfus Treasury Obligations Cash Management Money Market Fund				3.65%				65,057	65,057	10.70%
Total Investments at fair value								$1,418,136	$1,417,789	233.14%

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
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of December 31, 2025, the reference rates for the floating rate loans were the 1 Month SOFR of 3.69%, 3 Month SOFR of 3.65% and 6 Month SOFR of 3.57%.
(5)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the Company had no non-qualifying assets.
(7)
Unfunded loan commitment is subject to a 0.50% unused commitment fee.
(8)
Unfunded loan commitment is subject to a 1.00% unused commitment fee.
(9)
Unfunded loan commitment is subject to a 0.375% unused commitment fee.
(10)
Unfunded loan commitment is subject to a 0.25% unused commitment fee.
(11)
Investment is not pledged as collateral under the Asset-Based Facility.
(12)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2025

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

December 31, 2025

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

On September 7, 2023, the Adviser purchased 1,000 shares of Common Stock at a price of $25.00 per share as the Company’s initial capital. The Company completed its initial closing on Capital Commitments on October 2, 2023, in connection with the reorganization of 26N Direct Lending Fund LP, a private fund that was not registered under the 1940 Act or the Securities Exchange Act of 1934, as amended, with and into the Company (the “Reorganization”). After the Reorganization was effected, the Company called $41.5 million of capital from investors in exchange for 1,661,350 of the Company’s shares of Common Stock. The shares of Common Stock were issued on October 11, 2023, and the Company commenced operations on such date.

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

The Company consolidated the results of the Company’s wholly owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2025, the Company’s only consolidated subsidiary was Financing SPV.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2025 and December 31, 2024 , the Company had unamortized deferred financing costs of $4.8 million and $4.9 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the FDIC insured limit.

The Company made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of December 31, 2025.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to continue to qualify annually as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders (“Stockholders”) as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

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

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. For the year ended December 31, 2025 the Company did not incur offering costs. For the year ended December 31, 2024 the Company expensed offering costs of $1.2 million. For the year ended December 31, 2024, the Adviser elected to pay $0.4 million of such offering costs, subject to conditional reimbursement by the Company pursuant to the Expense Support Agreement (as defined below).

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

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On September 6, 2023, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), pursuant to which, among other things, the Adviser will manage the investment and reinvestment of the assets of the Company. At an in-person meeting held on February 27, 2026, the Board, including the Independent Directors voting separately, most recently approved the continuation of the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Directors or by the holders or a majority of the outstanding voting securities of the Company (as such term is defined in the 1940 Act) and, in each case, a majority of the members of the Board of Directors who are not “interested persons” as defined in the 1940 Act of the Company or the Adviser (the “Independent Directors”). In accordance with the 1940 Act, without payment of penalty, the Company may terminate the

Investment Advisory Agreement upon 60 days’ written notice. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

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

For the years ended December 31, 2025 and December 31, 2024, Management Fees were $7.9 million and $2.3 million, respectively. As of December 31, 2025 and December 31, 2024, $2.5 million and $1.1 million, respectively, was payable to the Adviser for Management Fees.

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

For the years ended December 31, 2025 and December 31, 2024, $5.3 million and $1.2 million of Investment Income Incentive Fees were accrued to the Adviser, respectively. As of December 31, 2025 and December 31, 2024, $1.7 million and $0.7 million was payable to the Adviser for Investment Income Incentive Fees, respectively.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The Company did not accrue cumulative Capital Gains Incentive Fees as of December 31, 2025 since there were cumulative net unrealized and realized losses as of such date. The Company accrued cumulative Capital Gains Incentive Fees of $47 thousand as of December 31, 2024, which was not payable under the Investment Advisory Agreement.

For the year ended December 31, 2025, $47 thousand of previously accrued Capital Gains Incentive Fees to the Adviser was reversed due to changes in unrealized depreciation on investments during the period. For the year ended December 31, 2024, the Company accrued $47 thousand of Capital Gains Incentive Fees.

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

Unless earlier terminated, the Administration Agreement will remain in effect from year to year if approved annually by the Board of Directors or by the holders of a Majority of the Outstanding Shares of our Common Stock and, in each case, a majority of the Independent Directors. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

For the years ended December 31, 2025 and December 31, 2024, the Company incurred expenses payable under the Administration Agreement of $3.0 million and $2.0 million, respectively. Of these amounts, for the year ended December 31, 2024, the Adviser elected to pay $0.8 million, subject to conditional reimbursement by the Company as described below, pursuant to the Expense Support Agreement (as defined below).

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

As of December 31, 2025, the total amount of Expense Payments provided by the Adviser was $8.2 million. Other than the amount disclosed as payable on the balance sheet, the Company did not have any obligation to make a Reimbursement Payment as of December 31, 2025. As of December 31, 2025, the amount of unreimbursed Expense Payments provided by the Adviser was $3.6 million. For the year ended December 31, 2025, the Adviser did not provide any Expense Payments. For the year ended December 31, 2024 the amount of Expense Payments provided by the Adviser was $1.7 million. For the years ended December 31, 2025 and December 31, 2024, the Company made Reimbursement Payments of $3.5 million and $1.1 million to the Adviser, respectively. The Company may or may not reimburse remaining Expense Payments in the future.

Co-Investment Activity

The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters without prior approval of the directors who are not “interested persons”, and in some cases, the prior approval of the SEC. On November 14, 2025, we, and certain of our affiliates, were granted an exemptive order by the SEC (the “Order”) to co-invest alongside other funds managed and controlled by the Adviser and its affiliates in a manner consistent with the Company’s investment objective, policies and restrictions as well as applicable regulatory requirements and other pertinent factors. Pursuant to the Order, we are permitted to co-invest with certain of our affiliates in accordance with the conditions of the Order, including that the participants in such co-investment transaction acquire or dispose of the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms. In certain cases where an existing or future investment fund or account managed by 26North or any of its affiliates has a pre-existing investment in an issuer in which we and such other investment funds or accounts will co-invest, or in which participants are participating in a follow-on co-investment transaction or disposition in a manner that is not pro rata in accordance with then-current holdings by each such participant, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board of Directors will be required to take steps set forth in Section 57(f) of the 1940 Act, including approving the transaction on the basis that (1) the terms of the transaction, including the consideration to be paid or received, are reasonable and fair to the Stockholders and do not involve overreaching of us or our Stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our Stockholders and our policy as recited in filings made by us with the SEC and our reports to Stockholders, and (3) the Board of Directors records in its minutes and preserves in its records a description of the transaction, its findings, the information or materials upon which those findings were based, and the basis for the findings. The Company’s and the Adviser’s co-investment policies incorporate the conditions of the Order.

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

4. INVESTMENTS

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Senior Secured	$1,308,747	$1,308,356	$665,276	$665,741
First Lien Last Out Unitranche Debt	20,419	20,342	—	—
Preferred Equity	20,718	20,789	—	—
Common Equity	3,195	3,245	400	400
Short-term investments(1)	65,057	65,057	—	—
Total Investments	$1,418,136	$1,417,789	$665,676	$666,141

(1) As of December 31, 2025, the Company made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2025, the amortized cost and fair value of money market investments held by the Company was $65,057.

The industry composition of investments at fair value, excluding short-term investments, was as follows:

	December 31, 2025		December 31, 2024		December 31, 2023
	Fair Value	Percent of Total Investments at Fair Value	Fair Value	Percent of Total Investments at Fair Value	Fair Value	Percent of Total Investments at Fair Value
Software	$251,607	18.5%	$75,727	11.4%	$—	—
IT Services	162,648	12.0%	163,612	24.5%	27,660	52.6%
Health Care Technology	148,902	11.0%	128,697	19.3%	—	—
Pharmaceuticals	102,907	7.6%	—	—	—	—
Diversified Financial Services	102,136	7.6%	97,181	14.6%	24,906	47.4%
Life Sciences Tools & Services	80,085	5.9%	16,167	2.4%	—	—
Aerospace & Defense	62,911	4.7%	—	—	—	—
Diversified Consumer Services	49,016	3.6%	7,277	1.1%	—	—
Food Products	43,912	3.2%	—	—	—	—
Professional Services	41,855	3.1%	32,184	4.8%	—	—
Insurance	38,762	2.9%	—	—	—	—
Multi-Utilities	37,901	2.8%	52,039	7.8%	—	—
Interactive Media & Services	36,300	2.7%	—	—	—	—
Semiconductors & Semiconductor Equipment	35,936	2.7%	37,077	5.6%	—	—
Commercial Services & Supplies	29,395	2.2%	21,986	3.3%	—	—
Food & Staples Retailing	25,700	1.9%	—	—	—	—
Hotels, Restaurants & Leisure	25,359	1.9%	—	—	—	—
Health Care Equipment & Supplies	24,837	1.8%	12,335	1.9%	—	—
Construction & Engineering	23,971	1.8%	—	—	—	—
Airlines	20,159	1.5%	—	—	—	—
Air Freight & Logistics	8,433	0.6%	8,150	1.2%	—	—
Real Estate Management & Development	—	—	13,709	2.1%	—	—
Total	$1,352,732	100.0%	$666,141	100.0%	$52,566	100.0%

The geographic composition of investments at cost and fair value, excluding short-term investments, was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
United States	$1,353,079	$1,352,732	100.0%	$665,676	$666,141	100.0%
Total	$1,353,079	$1,352,732	100.0%	$665,676	$666,141	100.0%

5. FAIR VALUE MEASUREMENTS

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2025 and December 31, 2024 (amounts in thousands):

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$1,308,356	$1,308,356
First Lien Last Out Unitranche Debt	—	—	20,342	20,342
Preferred Equity	—	—	20,789	20,789
Common Equity	—	—	3,245	3,245
Short-term Investments(1)	65,057	—	—	65,057
Total Investments at fair value	$65,057	$—	$1,352,732	$1,417,789

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$665,741	$665,741
Common Equity	—	—	400	400
Cash and Cash Equivalents	12,923	—	—	12,923
Total Portfolio Investments, Cash and Cash Equivalents	$12,923	$—	$666,141	$679,064

(1) Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less. This presentation change was adopted beginning in the year ended December 31, 2025

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the year ended December 31, 2025 (amounts in thousands):

Year Ended December 31, 2025:	First Lien Senior Secured	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$—	$666,141
Purchase of investments (including PIK, if any)	715,758	20,347	2,795	19,450	758,350
Proceeds from principal repayments and sales of investments	(77,522)	—	—	—	(77,522)
Amortization of premium/accretion of discount, net	3,264	72	—	—	3,336
Receipt of paid-in-kind interest and dividends	1,971	—	—	1,268	3,239
Net change in unrealized appreciation (depreciation) on investments	(856)	(77)	50	71	(812)
Fair value, end of period	$1,308,356	$20,342	$3,245	$20,789	$1,352,732
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at December 31, 2025	(813)	(77)	50	71	(769)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for year ended December 31, 2024 (amounts in thousands):

Year Ended December 31, 2024:	First Lien Senior Secured	Common Equity	Total
Fair value, beginning of period	$52,566	$—	$52,566
Purchase of investments	636,752	400	637,152
Proceeds from principal repayments and sales of investments	(25,841)	—	(25,841)
Amortization of premium/accretion of discount, net	920	—	920
Receipt of paid-in-kind interest and dividends	817	—	817
Net realized gain (loss) on investments	—	—	—
Net change in unrealized appreciation (depreciation) on investments	527	—	527
Transfers out of Level 3	—	—	—
Transfers to Level 3	—		—
Fair value, end of period	$665,741	$400	$666,141
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at December 31, 2024	$527	$—	$527

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2025 and December 31, 2024, respectively (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured	$1,308,356	Income Approach	Discount Rate	7.80% - 12.89%	9.61%
First Lien Last Out Unitranche Debt	20,342	Income Approach	Discount Rate	11.06%	N/A
Preferred Equity	20,789	Income Approach	Discount Rate	15.30%	N/A
Common Equity	3,245	Market Approach	EBITDA Multiple	10.0x-14.9x	10.98x
	$1,352,732

Asset Class	Fair Value as of December 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured	$665,741	Income Approach	Discount Rate	9.11% - 12.92%	10.67%
Common Equity	400	Transactional Value	Cost	N/A	N/A
	$666,141

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2025. The significant unobservable input used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. An increase/decrease in the discount rate would result in a decrease/increase, respectively, in the fair value.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025, and December 31, 2024, the Company’s asset coverage ratio was 178.0% and 207.2%, respectively.

The Company’s outstanding debt obligations as of December 31, 2025 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$375,000	$375,000	$125,000	10/18/2028
Subscription Facility	450,000	404,160	404,160	45,840	9/4/2026
Total	$950,000	$779,160	$779,160	$170,840

The Company’s outstanding debt obligations as of December 31, 2024 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$328,390	$328,390	$171,610	10/18/2028
Total	$500,000	$328,390	$328,390	$171,610

(1)
The unused portion is the amount upon which commitment fees are based, if any.

	For the Year Ended December 31,
	2025	2024	2023
Stated interest expense	$37,762	$12,202	$273
Unused/undrawn fees	984	792	195
Amortization of deferred financing costs	2,794	940	135
Total interest expense	$41,540	$13,934	$603
Average borrowings	577,509	157,473	13,114
Weighted average interest rate (1)	6.71%	8.25%	14.15%
Amortization of deferred financing costs	0.48%	0.60%	4.08%
Total borrowing costs	7.19%	8.85%	18.23%

(1)
Calculated as the sum of stated interest expense and unused/undrawn fees divided by the average borrowings during the period. This number represents an annualized amount.

Asset-Based Facility

On October 18, 2023, the Company entered into, through the Financing SPV, a Loan and Security Agreement by and among the Company, the Financing SPV, JPMorgan Chase Bank, National Association, as lender and administrative agent for the lender parties providing for a senior secured revolving credit facility to the Financing SPV of $200 million (as amended from time to time, the “Asset-Based Facility”). The Asset-Based Facility size is increasable to up to $800 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on loan collateral including the Financing SPV’s portfolio investments. 26North Direct Lending LP serves as the portfolio manager under the Asset-Based Facility (in such capacity, the “Facility Portfolio Manager”). U.S. Bank Trust Company National Association serves as collateral agent and U.S. Bank National Association serves as securities intermediary. Proceeds from borrowings under the Asset-Based Facility are to be used to facilitate investments and for the timely payment of the Financing SPV’s expenses, and to make certain permitted distributions to the Company.

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of December 31, 2025, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%.

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

As of December 31, 2025, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

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

Prior to Amendment No. 1 (entered into by the Company on September 5, 2025), the interest charged on borrowings under the Subscription Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30% per annum.

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

As of December 31, 2025, to the Company’s knowledge, the Company was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	December 31, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$2,070,439	$1,491,295	27.97%	$1,832,547	$1,488,821	18.76%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement.

As of December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of December 31, 2025 and December 31, 2024, the Company had the following unfunded commitments by investment types (amounts in thousands):

			Unfunded Commitment Balances
	Commitment Type	Commitment Expiration Date	December 31, 2025	December 31, 2024
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2026	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	2,732	3,332
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2026	10,051	7,247
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	2,174	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	5,297	4,009
Aprio Advisory Group LLC	First Lien Senior Secured Delayed Draw Term Loan	8/1/2031	38,706	—
Aprio Advisory Group LLC	First Lien Senior Secured Revolving Loan	8/1/2031	3,138	—
Archduke Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/3/2032	3,000	—
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	2,080	832
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	2,161	10,401
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2031	1,497	1,497
Baxter Planning Systems, LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2031	3,785	6,037
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,205	2,354
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	3,083	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	2,620	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
Celerion Buyer, Inc.	First Lien Senior Secured Revolving Loan	11/3/2028	344	—
CI (MG) GROUP, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	6,425	—
CI (MG) GROUP, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	1,292	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	372
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	5,257	4,764
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	1,176	1,749
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	1,710	9,818
Dcert Buyer, Inc.	First Lien Senior Secured Revolving Loan	7/10/2030	3,573	—
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/12/2026	7,473	6,807
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	3,074	2,042

	Commitment Type	Commitment Expiration Date	December 31, 2025	December 31, 2024
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	$7,253	$—
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	—
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	—
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	13,574	—
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	1,307	5,262
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	207	1,192
Icefall Parent, Inc.	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
Peachtree Buyer, Inc.	First Lien Senior Secured Delayed Draw Term Loan	12/12/2032	8,113	—
Peachtree Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/12/2032	4,462	—
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	1,793	1,537
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	1,746	3,881
Philz Coffee, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/6/2031	8,847	—
Philz Coffee, Inc.	First Lien Senior Secured Revolving Loan	8/6/2031	5,898	—
Plus Bidco, LLC	First Lien Senior Secured Delayed Draw Term Loan	8/26/2027	12,621	—
Plus Bidco, LLC	First Lien Senior Secured Revolving Loan	8/26/2032	5,048	—
Project Alliance Buyer LLC	First Lien Senior Secured Revolving Loan	8/27/2031	4,616	—
PROS Parent, Inc.	First Lien Senior Secured Revolving Loan	12/9/2032	2,344	—
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	1,991	—
RTI Surgical, Inc.	First Lien Senior Secured Revolving Loan	9/25/2032	10,171	—
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
SingleStore Inc	First Lien Senior Secured Delayed Draw Term Loan	10/16/2031	3,406	—
SingleStore Inc	First Lien Senior Secured Revolving Loan	10/16/2031	3,475	—
Syndigo LLC	First Lien Senior Secured Revolving Loan	9/2/2032	3,494	—
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	6,929	7,319
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	3,123	3,904
UFT Buyer LLC	First Lien Senior Secured Delayed Draw Term Loan	12/6/2032	4,922	—
UFT Buyer LLC	First Lien Senior Secured Revolving Loan	12/6/2032	1,846	—
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Delayed Draw Term Loan	6/23/2031	—	13,902
United Flow Technologies Intermediate HoldCo II, LLC	First Lien Senior Secured Revolving Loan	6/21/2030	—	3,083
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	11,860	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	1,460	1,366
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$294,911	$162,039

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any pending or threatened litigation.

8. NET ASSETS

Subscriptions and Drawdowns

The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.

During the year ended December 31, 2025 and December 31, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2025, the Company had received Capital Commitments totaling $2,070.4 million ($1,491.3 million remaining undrawn), of which $104.8 million ($73.2 million remaining undrawn) are from affiliates of the Adviser.

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns during the year ended December 31, 2025 (amounts in thousands except per share amounts):

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

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT

The following table reflects the distributions declared on the Company’s shares of Common Stock for the year ended December 31, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
February 27, 2025	February 28, 2025	March 13, 2025	$0.63	$8,763
May 1, 2025	May 31, 2025	June 12, 2025	$0.63	$11,691
July 31, 2025	August 31, 2025	September 11, 2025	$0.63	$11,822
November 6, 2025	November 6, 2025	December 11, 2025	$0.63	$14,995

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

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the year ended December 31, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
March 13, 2025	$3,551	141,715
June 12, 2025	5,195	207,192
September 11, 2025	5,325	212,011
December 11, 2025	6,819	271,723
Total	$20,890	832,641

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$46,969	$14,329	$—
Weighted average shares of common stock outstanding (basic and diluted)	19,058,441	6,456,234	1,606,691
Earnings (loss) per share	2.46	2.22	—

11. TAX INFORMATION

During the year ended December 31, 2025, $47.0 million and $0.3 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.

During the year ended December 31, 2024, $10.8 million of the dividends declared were derived from ordinary income and none were from capital gains, as determined on a tax basis.

During the years ended December 31, 2025 and December 31, 2024, the Company reclassified amounts from undistributed ordinary income or accumulated realized gains (losses) to additional paid-in capital for book purposes, as follows (amounts in thousands):

	2025	2024
Undistributed net investment income (distributions in excess of investment income)	$(397)	$624
Accumulated net realized gain (loss)	536	300
Paid-in capital	(139)	(924)

As of December 31, 2025 and December 31, 2024, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and permanent book or tax differences arising during the period (amounts in thousands).

	2025	2024
Accumulated capital gains	$830	$300
Other temporary differences	(1,741)	—
Undistributed ordinary income	4,294	3,694
Unrealized appreciation (depreciation)	915	467
Components of distributable earnings	$4,298	$4,461

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; (3) non-deductible U.S federal excise taxes; and (4) other non-deductible expenses.

Taxable income for the year ended December 31, 2025 and December 31, 2024, appears as follows (amounts in thousands, except share and per share data):

	2025	2024
Taxable income	$47,565	$14,424
Taxable income, per share	2.50	2.23
Taxable net realized gains (losses)	836	300
Taxable net realized gains, per share	0.04	0.05
Weighted average shares of common stock outstanding	19,058,441	6,456,234

The aggregate gross unrealized appreciation and depreciation of the Company’s investment over cost for U.S. federal income tax purposes appears as follows (amounts in thousands):

	2025	2024
Gross unrealized appreciation	$3,472	$1,368
Gross unrealized depreciation	(2,557)	(841)
Net unrealized appreciation (depreciation)	$915	$527
Tax cost of investments	$1,416,876	$665,676

For the period ended December 31, 2025, the Company accrued excise tax of $0.1 million. The Company paid excise tax for the period ended December 31, 2025 of $0.1 million.

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

12. FINANCIAL HIGHLIGHTS

	For the Year Ended December 31,
	2025	2024	2023
Per share data:
Net asset value, beginning of period	$25.31	$25.00	$25.00
Net investment income (loss) (1)	2.51	2.14	0.04
Net realized and unrealized gain (loss) (2)	(0.04)	(0.35)	(0.04)
Net increase (decrease) in net assets from operations	2.47	1.79	—
Distributions declared (3)	(2.52)	(1.48)	—
Total increase (decrease) in net assets	(0.05)	0.31	—
Net asset value, end of period	$25.26	$25.31	$25.00
Shares Outstanding, end of period	24,073,296	13,909,942	2,811,638
Total Return (4)	9.83%	7.16%	0.00%
Ratios
Ratio of net expenses to average net assets (5)	13.73%	14.40%	14.10%
Ratio of net investment income (loss) to average net assets (5)	9.96%	8.53%	0.62%
Portfolio turnover rate (6)	7.51%	8.36%	0.00%
Supplemental Data
Net Assets, end of period	$608,129	$352,123	$70,291
Weighted average shares outstanding	19,058,441	6,456,234	1,606,691
Total capital commitments, end of period	$2,070,439	$1,832,547	$1,403,018
Average debt outstanding	$577,509	$157,473	$13,114
Asset coverage ratio	178.0%	207.2%	234.5%
Ratio of total contributed capital to total committed capital, end of period	27.97%	18.76%	5.01%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the period ended December 31, 2025, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
(5)
Amounts are annualized except for organizational costs and expense support amounts relating to organizational costs. For the period ended December 31, 2025, the ratio of total operating expenses to average net assets was 13.01%, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented 0.72% of average net assets.
(6)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.

13. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the year ended December 31, 2025, except as discussed below.

On February 9, 2026, the Company accepted additional Capital Commitments of $63.4 million. As of March 4, 2026, the Company had total Capital Commitments of $2,133.8 million.

On February 27, 2026, the Board declared a quarterly dividend of $0.63 per share payable on March 12, 2026, to Stockholders of record as of February 27, 2026.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of fund assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of fund assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our board of directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item with respect to security ownership of certain beneficial owners is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 91 of this Annual Report.
(2)
Financial Statements Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements included in this Annual Report.
(3)
Exhibits—The following is a list of all exhibits filed as part of this Annual Report, including those incorporated by reference.

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K (File No. 000-56594) filed on March 8, 2024)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
10.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
10.5	Custody Agreement and Foreign Custody Manager Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
10.6	Trademark License Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
10.7	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
10.8	Loan and Security Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56594) filed on October 19, 2023)
10.9	Amendment No. 1 to the Loan and Security Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56594) filed on July 10, 2024)
10.10	Amendment No. 2 to the Loan and Security Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01665) filed on October 4, 2024)
10.11	Amendment No. 3 to the Loan and Security Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01665) filed on November 21, 2024)
10.12	Amendment No. 4 to the Loan and Security Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01665) filed on February 13, 2025)
10.13	Loan and Security Agreement, dated February 7, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-01665) filed on February 13, 2025)
10.14	Loan and Security Agreement, dated February 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01665) filed on September 11, 2025)
14.1	Joint Code of Ethics of the Company and Adviser (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form 10 (File No. 000-56594) filed on September 7, 2023)
14.2	Code of Ethics and Business Conduct*
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K (File No. 814-01665) filed on March 3, 2025

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Quarterly Report on Form 10-Q (File No. 000-56594) filed on May 10, 2024)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.	INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.	SCH Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as inline XBRL and contained in Exhibit 101

* Filed herewith.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2026	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2026.

/s/ Brendan McGovern	Chair of the Board, Chief Executive Officer and President
Brendan McGovern	(Principal Executive Officer)

/s/ Jonathan Landsberg	Chief Financial Officer and Treasurer
Jonathan Landsberg	(Principal Financial and Principal Accounting Officer)

/s/ Patrick Sullivan	Director
Patrick Sullivan

/s/ Wendell E. Pritchett	Director
Wendell E. Pritchett