Form 10-Q
period 2026-03-31
26North BDC, Inc.
filed 2026-05-08
CIK 1950976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

As of March 31, 2026 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 8, 2026 was 32,663,819.

26North bdc, inc.

Quarterly Report on form 10-Q for the quarter enDed March 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this Report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) and in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Report could have a material adverse effect on our business, results of operations and financial position.

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
•
risks associated with the increasing use of artificial intelligence and machine learning technologies;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

26North BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $1,598,063 and $1,353,079 respectively)	$1,588,604	$1,352,732
Short-term investments (amortized cost of $36,885 and $65,057, respectively)	36,885	65,057
Cash and cash equivalents	5,744	5,949
Interest and other income receivable from non-controlled/non-affiliated investments	8,447	8,849
Deferred financing costs	4,093	4,762
Dividend receivable from non-controlled/non-affiliated investments	761	8
Prepaid assets	328	475
Subscriptions receivable	88	—
Total Assets	$1,644,950	$1,437,832
Liabilities
Debt	801,840	779,160
Payable for securities purchased	12,572	35,630
Interest payable	6,943	6,881
Management fees payable	2,745	2,475
Other liabilities and accrued expenses	1,849	1,350
Investment income incentive fees payable	1,783	1,668
Expense reimbursement payable	850	1,800
Accrued administrative services expense payable	750	739
Total Liabilities	$829,332	$829,703
Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 32,663,819 and 24,073,296 shares issued and outstanding, respectively)	$33	$24
Additional paid-in capital	819,350	603,807
Distributable earnings (loss)	(3,765)	4,298
Total Net Assets	$815,618	$608,129
Total Liabilities and Net Assets	$1,644,950	$1,437,832
Net asset value per share	$24.97	$25.26

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$34,608	$21,192
Dividend income	753	—
Payment-in-kind interest income	526	511
Other income	324	216
Fee income	71	—
Total investment income	36,282	21,919
Expenses:
Interest and other debt expenses	12,849	8,515
Management fees	2,745	1,489
Investment income incentive fees	1,783	1,003
Administrative service expenses	757	784
Other general and administrative expenses	764	868
Professional fees	490	234
Capital gains incentive fees	—	(22)
Total expenses	$19,388	$12,871
Expense support recoupment (Note 3)	850	—
Net expenses	20,238	12,871
Net investment income before excise tax	16,044	9,048
Excise tax expense	49	50
Net investment income after excise tax	15,995	8,998
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(9,112)	(217)
Net change in unrealized appreciation (depreciation)	(9,112)	(217)
Net realized and unrealized gain (loss)	(9,112)	(217)
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,883	$8,781
Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.63	$0.62
Earnings (loss) per share (basic and diluted)	$0.27	$0.60
Weighted average shares of common stock outstanding (basic and diluted)	25,273,743	14,540,648

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

(Unaudited)

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, December 31, 2025	24,073,296	$24	$603,807	$4,298	$608,129
Operations:
Net investment income	—	—	—	15,995	15,995
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(9,112)	(9,112)
Net increase (decrease) in net assets resulting from operations	—	—	—	6,883	6,883
Capital Share Transactions:
Common shares issued from reinvestment of distributions	265,580	—	6,661	—	6,661
Issuance of shares	8,324,943	9	209,102	—	209,111
Distributions declared from earnings	—	—	—	(15,166)	(15,166)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(220)	220	—
Net increase (decrease) for the period	8,590,523	9	215,543	(14,946)	200,606
Balance, March 31, 2026	32,663,819	$33	$819,350	$(3,765)	$815,618

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, December 31, 2024	13,909,942	$14	$347,648	$4,461	$352,123
Operations:
Net investment income	—	—	—	8,998	8,998
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(217)	(217)
Net increase (decrease) in net assets resulting from operations	—	—	—	8,781	8,781
Capital Share Transactions:
Common shares issued from reinvestment of distributions	141,715	—	3,551	—	3,551
Issuance of shares	4,505,908	5	113,332	—	113,337
Distributions declared from earnings	—	—	—	(8,763)	(8,763)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(50)	50	—
Net increase (decrease) for the period	4,647,623	5	116,833	(8,713)	108,125
Balance, March 31, 2025	18,557,565	$19	$464,481	$4,529	$469,029

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,883	$8,781
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(249,829)	(263,002)
Purchase/sale of short-term investments, net (1)	28,172	—
Proceeds from sale of investments and principal repayments	6,689	7,615
Net change in unrealized (appreciation) depreciation on investments	9,112	217
Accretion of discount	(1,247)	(596)
Amortization of deferred financing costs	669	484
Payment-in-kind interest capitalized	(597)	(511)
Changes in operating assets and liabilities:
Interest and other income receivable from non-controlled/non-affiliated investments	402	(3,328)
Prepaid assets	147	32
Other liabilities and accrued expenses	499	187
Interest payable	62	764
Dividend receivable	(753)	—
Payable for securities purchased	(23,058)	103
Management fees payable	270	382
Expense reimbursement payable	(950)	(558)
Investment income incentive fees payable	115	270
Capital gains incentive fees payable	—	(22)
Accrued administrative services expense payable	11	130
Net cash provided by (used for) operating activities	(223,403)	(249,052)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	209,111	116,888
Distributions paid in cash	(8,505)	(8,763)
Change in subscription receivable	(88)	55
Deferred financing costs paid	—	(1,192)
Borrowings on debt	166,040	472,570
Payment of debt	(143,360)	(281,330)
Net cash provided by (used for) financing activities	223,198	298,228
Net increase (decrease) in cash and cash equivalents	(205)	49,176
Cash and cash equivalents, beginning of period (1)	5,949	12,923
Cash and cash equivalents, end of period (1)	$5,744	$62,099
Supplemental disclosure of cash flow and non-cash activities:
Interest paid during the period	$12,118	$7,267
Reinvestment of distributions during the period	$6,661	$3,551
Excise tax paid during the period	$151	$137

(1) The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Debt Investments
Adelaide Borrower LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.250%	9.922%	5/8/2024	5/8/2030	$24,090	$23,732	$24,090	2.95%
Adelaide Borrower LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(42)	—	(0.00)%
Adelaide Borrower LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.250%	9.922%	5/8/2024	5/8/2030	400	348	400	0.05%
Alegeus Technologies	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 6.500%	10.167%	11/22/2024	11/5/2029	80,236	78,919	79,887	9.77%
Alert SRC Newco LLC	First Lien Senior Secured Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.653%	12/11/2024	12/11/2030	22,184	21,922	21,962	2.69%
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.673%	12/11/2024	12/11/2030	7,215	7,122	7,142	0.88%
Alert SRC Newco LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.671%	9/19/2025	12/11/2030	342	294	238	0.03%
Alert SRC Newco LLC (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Commercial Services & Supplies	SOFR + 5.000%		12/11/2024	12/11/2030	870	844	848	0.10%
AMI Buyer Inc	First Lien Senior Secured Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%	8.902%	10/17/2024	10/17/2031	36,052	35,601	35,871	4.40%
AMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%		10/17/2024	10/17/2031	—	(67)	(26)	(0.00)%
Apple Bidco Holdings, Inc.	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 4.500%	8.169%	1/22/2026	1/22/2033	39,250	39,065	39,054	4.79%
Apple Bidco Holdings, Inc. (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 4.500%		1/22/2026	1/22/2033	—	(29)	(59)	(0.01)%
Apple Bidco Holdings, Inc. (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 4.500%	8.169%	1/22/2026	1/22/2033	839	814	814	0.10%
Aprio Advisory Group LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.750%		12/23/2025	8/1/2031	—	(182)	(387)	(0.05)%
Aprio Advisory Group LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.750%	8.418%	12/23/2025	8/1/2031	1,046	1,016	1,015	0.12%
Arc Falcon I Inc (11)	First Lien Corporate Bond	Chemicals		9.750%	3/4/2026	3/1/2033	21,114	19,860	20,347	2.49%
Archduke Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.166%	12/3/2025	12/3/2032	20,377	20,187	20,173	2.47%
Archduke Buyer, Inc. (3)(9)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.500%		12/3/2025	12/3/2032	—	(29)	(30)	(0.00)%
Ascend Partners Services LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	8.126%	8/9/2024	8/11/2031	5,978	5,929	5,918	0.73%
Ascend Partners Services LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%	8.119%	8/9/2024	8/11/2031	832	815	811	0.10%
Ascend Partners Services LLC (11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.169%	8/9/2024	8/11/2031	10,356	10,266	10,252	1.26%
Ascend Partners Services LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.113%	8/7/2025	8/11/2031	1,553	1,532	1,522	0.19%
Azurite Intermediate Holdings Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.000%	9.668%	3/19/2024	3/19/2031	5,708	5,643	5,594	0.69%
Azurite Intermediate Holdings Inc	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.000%	9.668%	3/19/2024	3/19/2031	12,973	12,825	12,714	1.56%
Azurite Intermediate Holdings Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.000%		3/19/2024	3/19/2031	—	(26)	(42)	(0.01)%
Baxter Planning Systems LLC (12)	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250% (Incl. 3.375% PIK)	9.917%	5/20/2024	5/20/2031	8,621	8,524	7,587	0.93%
Baxter Planning Systems LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(9)	(180)	(0.02)%
Baxter Planning Systems LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(18)	(177)	(0.02)%
CB Buyer Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.250%	8.950%	7/1/2024	7/1/2031	28,222	27,995	27,446	3.37%
CB Buyer Inc (11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.250%	8.950%	7/1/2024	7/1/2031	4,038	4,012	3,927	0.48%
CB Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.250%	8.951%	7/1/2024	7/1/2031	345	326	281	0.03%

26North BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
CData Software Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.000%	9.673%	7/18/2024	7/18/2030	$33,291	$32,840	$32,792	4.02%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.500%		7/18/2024	7/18/2030	—	(21)	(46)	(0.01)%
CData Software Inc (3)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.000%	9.673%	7/18/2024	7/18/2030	1,695	1,695	1,631	0.20%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.500%		7/18/2024	7/18/2030	—	(51)	(55)	(0.01)%
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.666%	12/22/2025	11/3/2029	1,698	1,691	1,690	0.21%
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.700%	12/22/2025	11/3/2029	29,814	29,688	29,665	3.64%
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.666%	12/22/2025	11/3/2029	4,207	4,188	4,186	0.51%
Celerion Buyer, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		12/22/2025	11/3/2028	—	(2)	(2)	(0.00)%
CI (MG) Group, LLC	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.200%	3/27/2025	3/27/2030	28,588	28,221	28,373	3.48%
CI (MG) Group, LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.200%	3/27/2025	3/27/2030	7,133	7,000	7,032	0.86%
CI (MG) Group, LLC (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.500%	9.200%	3/27/2025	3/27/2030	1,785	1,747	1,762	0.22%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.668%	8/7/2024	8/7/2031	34,285	33,853	34,285	4.20%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.668%	5/15/2025	8/7/2031	1,236	1,219	1,236	0.15%
Coding Solutions Acquisition Inc (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(36)	—	(0.00)%
Coding Solutions Acquisition Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		5/15/2025	8/7/2031	—	(25)	—	(0.00)%
Coding Solutions Acquisition Inc (3)(9)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(35)	—	(0.00)%
Cpex Purchaser LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	9.668%	2/29/2024	3/1/2030	33,042	32,487	32,051	3.93%
Cpex Purchaser LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.168%	3/26/2025	3/1/2030	1,650	1,636	1,572	0.19%
Cpex Purchaser LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	9.745%	2/29/2024	3/1/2030	4,060	4,060	3,853	0.47%
Cpex Purchaser LLC (3)(12)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.500%	9.603%	3/26/2025	3/1/2030	3,147	3,147	2,978	0.37%
Cpex Purchaser LLC (11)(12)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%	9.668%	2/29/2024	3/1/2030	13,678	13,492	13,268	1.63%
Dcert Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	9.418%	7/29/2025	7/10/2030	65,447	64,583	64,597	7.92%
Dcert Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.750%		7/29/2025	7/10/2030	—	(68)	(68)	(0.01)%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	8.700%	10/11/2024	10/11/2030	12,130	11,982	12,008	1.47%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.450%	12/23/2025	10/11/2030	5,572	5,520	5,516	0.68%
FH DMI Buyer Inc (11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	8.700%	10/11/2024	10/11/2030	6,772	6,686	6,704	0.82%
FH DMI Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%		12/23/2025	10/11/2030	—	(35)	(75)	(0.01)%
FH DMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 5.000%		10/11/2024	10/11/2030	—	(25)	(20)	(0.00)%
FH DMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 4.750%		12/23/2025	10/11/2030	—	(10)	(10)	(0.00)%

26North BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Four Winds Interactive LLC	First Lien Senior Secured Term Loan	Interactive Media & Services	SOFR + 5.750%	9.450%	2/20/2025	2/20/2030	$37,194	$36,593	$36,450	4.47%
Four Winds Interactive LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Interactive Media & Services	SOFR + 5.750%		2/20/2025	2/20/2030	—	(57)	(145)	(0.02)%
Four Winds Interactive LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Interactive Media & Services	SOFR + 5.750%		2/20/2025	2/20/2030	—	(75)	(97)	(0.01)%
Gainsight Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.418%	4/1/2025	7/30/2027	36,618	36,512	35,885	4.40%
Goldeneye Parent, LLC	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.418%	3/31/2025	3/31/2032	12,681	12,630	12,618	1.55%
Goldeneye Parent, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		3/31/2025	3/31/2032	—	(8)	(9)	—
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.669%	3/10/2025	3/10/2031	44,116	43,735	43,674	5.35%
Grand River Aseptic Manufacturing, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%	8.706%	3/10/2025	3/10/2031	3,394	3,280	3,258	0.40%
Guardian Restoration Partners Buyer	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.000%	8.700%	11/1/2024	11/3/2031	4,719	4,671	4,660	0.57%
Guardian Restoration Partners Buyer (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.000%	8.672%	11/1/2024	11/3/2031	7,119	7,042	7,020	0.86%
Guardian Restoration Partners Buyer (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.000%	8.691%	11/1/2024	11/3/2031	866	852	851	0.10%
Homecare Software Solutions LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.550% (Incl. 2.925% PIK)	9.218%	9/26/2024	6/16/2031	28,987	28,766	28,697	3.52%
Icefall Parent Inc	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 4.500%	8.200%	1/26/2024	1/25/2030	24,153	23,811	24,033	2.95%
Icefall Parent Inc (3)(10)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 4.500%		1/26/2024	1/25/2030	—	(37)	(12)	(0.00)%
Jawbreaker Parent, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 4.750%	8.450%	1/29/2026	1/31/2033	28,766	28,491	28,478	3.49%
Jawbreaker Parent, Inc. (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 4.750%		1/29/2026	1/31/2033	—	(27)	(55)	(0.01)%
Jawbreaker Parent, Inc. (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 4.750%		1/29/2026	1/30/2033	—	(134)	(138)	(0.02)%
Jawbreaker Parent, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 4.750%		1/29/2026	1/31/2033	—	(54)	(55)	(0.01)%
Lightspeed Buyer, Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.750%	8.450%	2/6/2026	2/6/2032	17,447	17,281	17,273	2.12%
Lightspeed Buyer, Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 4.750%		2/6/2026	2/6/2032	—	(38)	(78)	(0.01)%
Lightspeed Buyer, Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.750%		2/6/2026	2/6/2032	—	(25)	(26)	(0.00)%
LJ Power Holdings, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.750%		1/30/2026	1/30/2032	—	(135)	(279)	(0.03)%
LJ Power Holdings, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.750%		1/30/2026	1/30/2032	—	(54)	(56)	(0.01)%
LogRhythm Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500%	11.167%	7/2/2024	7/2/2029	54,815	53,673	52,211	6.40%
LogRhythm Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 7.500%		7/2/2024	7/2/2029	—	(123)	(260)	(0.03)%

26North BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Mindbody, Inc. (11)	First Lien Senior Secured Term Loan	Hotels, Restaurants & Leisure	SOFR + 6.000%	9.701%	3/26/2026	3/30/2033	$56,908	$56,055	$56,055	6.87%
Mindbody, Inc. (3)(9)(11)	First Lien Senior Secured Revolving Loan	Hotels, Restaurants & Leisure	SOFR + 6.000%		3/26/2026	3/30/2033	—	(172)	(173)	(0.02)%
Peachtree Buyer, Inc.	First Lien Senior Secured Term Loan	Construction & Engineering	SOFR + 4.500%	8.200%	12/11/2025	12/12/2032	23,528	23,302	23,293	2.86%
Peachtree Buyer, Inc. (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Construction & Engineering	SOFR + 4.500%		12/11/2025	12/12/2032	—	(39)	(81)	(0.01)%
Peachtree Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Construction & Engineering	SOFR + 4.500%	8.171%	12/11/2025	12/12/2032	122	71	69	0.01%
Penn TRGRP Holdings LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	11.450%	10/20/2023	9/27/2030	25,225	24,777	23,774	2.91%
Penn TRGRP Holdings LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	11.422%	10/20/2023	9/27/2030	4,016	4,016	3,707	0.45%
Penn TRGRP Holdings LLC (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%	10.452%	10/20/2023	9/27/2030	2,716	2,654	2,493	0.31%
Philz Coffee, Inc.	First Lien Senior Secured Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%	8.495%	8/5/2025	8/6/2031	23,473	23,049	23,003	2.82%
Philz Coffee, Inc. (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(79)	(177)	(0.02)%
Philz Coffee, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%	8.379%	8/5/2025	8/6/2031	2,949	2,843	2,831	0.35%
Plus Bidco, LLC	First Lien Senior Secured Term Loan	Food Products	SOFR + 4.750%	8.423%	8/26/2025	8/26/2032	44,173	43,753	43,731	5.36%
Plus Bidco, LLC (3)(8)(11)	First Lien Senior Secured Revolving Loan	Food Products	SOFR + 4.750%		8/26/2025	8/26/2032	—	(58)	(126)	(0.02)%
Plus Bidco, LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Food Products	SOFR + 4.750%		8/26/2025	8/26/2032	—	(50)	(54)	(0.01)%
Project Alliance Buyer LLC	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.673%	8/27/2025	8/27/2031	54,511	53,906	54,028	6.62%
Project Alliance Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		8/27/2025	8/27/2031	—	(115)	(93)	(0.01)%
PROS Parent, Inc.	First Lien Senior Secured Term Loan	Airlines	SOFR + 4.750%	8.419%	12/8/2025	12/9/2032	20,215	20,172	20,165	2.47%
PROS Parent, Inc. (3)(9)(11)	First Lien Senior Secured Revolving Loan	Airlines	SOFR + 4.750%		12/8/2025	12/9/2032	—	(6)	(6)	(0.00)%
RH Buyer, Inc.	First Lien Senior Secured Term Loan	Aerospace & Defense	SOFR + 6.500%	10.300%	1/17/2025	1/17/2031	59,722	58,758	57,184	7.01%
RH Buyer, Inc. (11)(12)	First Lien Senior Secured Revolving Loan	Aerospace & Defense	SOFR + 6.500%	10.292%	1/17/2025	1/17/2031	6,221	6,118	5,957	0.73%
RTI Surgical, Inc.	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.417%	9/24/2025	9/25/2032	50,728	50,250	50,221	6.16%
RTI Surgical, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		9/24/2025	9/25/2032	—	(94)	(102)	(0.01)%
Runway Bidco LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.000%	8.700%	12/17/2024	12/17/2031	20,056	19,888	19,254	2.36%
Runway Bidco LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(21)	(201)	(0.02)%
Runway Bidco LLC (3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(21)	(101)	(0.01)%
Sapphire Software Buyer Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.000%	8.700%	9/30/2024	9/30/2031	30,307	30,044	30,004	3.68%
Sapphire Software Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.000%		9/30/2024	9/30/2031	—	(30)	(37)	(0.00)%
Serrano Parent LLC	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.160%	10/18/2023	5/13/2030	28,368	27,899	26,737	3.28%

26North BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
SingleStore Inc (11)	First Lien Senior Secured Term Loan	Software	SOFR + 6.250%	9.911%	10/16/2025	10/16/2031	$29,889	$29,616	$29,590	3.63%
SingleStore Inc (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.250%	9.911%	10/16/2025	10/16/2031	657	657	623	0.08%
SingleStore Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.250%		10/16/2025	10/16/2031	—	(32)	(35)	—
Syndigo LLC	First Lien Senior Secured Term Loan	Food & Staples Retailing	SOFR + 5.000%	8.673%	8/29/2025	9/2/2032	25,930	25,699	25,670	3.15%
Syndigo LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food & Staples Retailing	SOFR + 5.000%	8.673%	8/29/2025	9/2/2032	839	806	804	0.10%
Thunder Buyer Inc	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.450%	10/17/2024	10/17/2030	16,323	16,131	16,119	1.98%
Thunder Buyer Inc (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.400%	10/17/2024	10/17/2030	749	699	657	0.08%
Thunder Buyer Inc (3)(7)(12)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.726%	10/17/2024	10/17/2030	1,074	1,027	1,025	0.13%
UFT Buyer LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 5.000% (Incl. 2.750% PIK)	8.700%	12/3/2025	12/6/2032	13,532	13,406	13,397	1.64%
UFT Buyer LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 5.000%	8.200%	12/3/2025	12/6/2032	573	547	524	0.06%
UFT Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 5.000%	8.175%	12/3/2025	12/6/2032	123	105	105	0.01%
Univista Intermediate Holdco, LLC	First Lien First Out Term Loan	Insurance	SOFR + 3.850%	7.518%	1/10/2025	1/10/2030	18,648	18,387	18,322	2.25%
Univista Intermediate Holdco, LLC	First Lien Last Out Term Loan	Insurance	SOFR + 6.531%	10.172%	1/10/2025	1/10/2030	20,811	20,447	20,342	2.49%
Unlimited Technology Holdings, LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.500% (Incl. 2.750% PIK)	8.200%	3/12/2025	3/12/2032	17,197	17,121	17,111	2.10%
Unlimited Technology Holdings, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.500%		3/12/2025	3/12/2032	—	(10)	(11)	(0.00)%
Xactly Corporation	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	10.023%	7/12/2024	7/30/2027	25,202	25,143	25,076	3.07%
Xactly Corporation (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/12/2024	7/30/2027	—	(4)	(8)	(0.00)%
Zone & Company Software Consulting LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.185%	9/13/2024	9/13/2030	46,593	45,955	46,010	5.64%
Zone & Company Software Consulting LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(83)	(148)	(0.02)%
Zone & Company Software Consulting LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%	10.185%	9/13/2024	9/13/2030	2,566	2,566	2,521	0.31%
Zone & Company Software Consulting LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(89)	(79)	(0.01)%
Total Debt Investments								$1,574,150	$1,564,783	191.84%

26North BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Equity
Excalibur Parent Holdings LP	Common Stock	IT Services			7/2/2024		519	$—	$—	—
FH DMI Buyer Inc (11)	Common Stock	Health Care Equipment & Supplies			10/11/2024		593	612	614	0.08%
Great Dane Intermediate Holding I LLC (11)	Preferred Equity	Software		14.00% PIK	7/21/2025		21,268	20,718	20,045	2.46%
Philz Coffee, Inc. (11)	Common Stock	Hotels, Restaurants & Leisure			8/5/2025		25,831	2,583	3,162	0.39%
Total Equity								23,913	23,821	2.93%
Total Portfolio Investments								$1,598,063	$1,588,604	194.77%

Short-Term Investments
Dreyfus Treasury Obligations Cash Management Money Market Fund				3.54%				36,885	36,885	4.52%
Total Investments at Fair Value								$1,634,948	$1,625,489	199.29%

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
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of March 31, 2026, the reference rates for the floating rate loans were the 1 Month SOFR of 3.66%, 3 Month SOFR of 3.68% and 6 Month SOFR of 3.70%.
(5)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the 1940 Act (as defined below), the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, the Company had no non-qualifying assets.
(7)
Unfunded loan commitment is subject to a 0.50% unused commitment fee.
(8)
Unfunded loan commitment is subject to a 1.00% unused commitment fee.
(9)
Unfunded loan commitment is subject to a 0.375% unused commitment fee.
(10)
Unfunded loan commitment is subject to a 0.25% unused commitment fee.
(11)
Investment is not pledged as collateral under the Asset-Based Facility.
(12)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2026

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Debt Investments
Adelaide Borrower LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.750% (Incl. 3.375% PIK)	10.422%	5/8/2024	5/8/2030	$24,090	$23,702	$24,090	3.96%
Adelaide Borrower LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(45)	—	(0.00)%
Adelaide Borrower LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.250%	9.983%	5/8/2024	5/8/2030	600	544	600	0.10%
Alegeus Technologies	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 6.500%	10.340%	11/22/2024	11/5/2029	68,478	67,100	67,446	11.05%
Alert SRC Newco LLC	First Lien Senior Secured Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.853%	12/11/2024	12/11/2030	22,240	21,960	22,018	3.62%
Alert SRC Newco LLC (12)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.773%	12/11/2024	12/11/2030	7,233	7,134	7,160	1.18%
Alert SRC Newco LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.843%	9/19/2025	12/11/2030	343	292	239	0.04%
Alert SRC Newco LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Commercial Services & Supplies	SOFR + 5.000%		12/11/2024	12/11/2030	—	(28)	(22)	(0.00)%
AMI Buyer Inc	First Lien Senior Secured Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%	8.902%	10/17/2024	10/17/2031	36,143	35,666	35,962	5.91%
AMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%		10/17/2024	10/17/2031	—	(70)	(26)	(0.00)%
Aprio Advisory Group LLC (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.750%		12/23/2025	8/1/2031	—	(193)	(387)	(0.06)%
Aprio Advisory Group LLC (3)(7)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.750%		12/23/2025	8/1/2031	—	(31)	(31)	(0.01)%
Archduke Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.273%	12/3/2025	12/3/2032	20,377	20,177	20,173	3.32%
Archduke Buyer, Inc. (3)(9)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.500%		12/3/2025	12/3/2032	—	(30)	(30)	(0.00)%
Ascend Partners Services LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	8.544%	8/9/2024	8/11/2031	5,993	5,943	5,933	0.98%
Ascend Partners Services LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%		8/9/2024	8/11/2031	—	(18)	(21)	(0.00)%
Ascend Partners Services LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.312%	8/9/2024	8/11/2031	10,045	9,954	9,941	1.63%
Ascend Partners Services LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.318%	8/7/2025	8/11/2031	1,249	1,228	1,218	0.20%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.000%	9.716%	3/19/2024	3/19/2031	5,708	5,640	5,694	0.94%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.000%	9.716%	3/19/2024	3/19/2031	12,973	12,817	12,941	2.13%
Azurite Intermediate Holdings, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.000%		3/19/2024	3/19/2031	—	(27)	(5)	(0.00)%
Baxter Planning Systems, LLC (12)	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250% (Incl. 3.375% PIK)	10.090%	5/20/2024	5/20/2031	8,549	8,444	8,463	1.39%
Baxter Planning Systems, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(10)	(15)	(0.00)%
Baxter Planning Systems, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(19)	(15)	(0.00)%
CB Buyer Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.250%	8.922%	7/1/2024	7/1/2031	23,150	22,958	23,034	3.79%
CB Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.250%	8.922%	7/1/2024	7/1/2031	253	228	233	0.04%
CB Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.250%	8.971%	7/1/2024	7/1/2031	150	129	138	0.02%
CData Software Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.750%	9.436%	7/18/2024	7/18/2030	33,291	32,811	32,792	5.39%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.250%		7/18/2024	7/18/2030	—	(23)	(46)	(0.01)%
CData Software Inc (3)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.750%	9.436%	7/18/2024	7/18/2030	1,695	1,695	1,631	0.27%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.250%		7/18/2024	7/18/2030	—	(54)	(55)	(0.01)%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.887%	12/22/2025	11/3/2029	$1,703	$1,694	$1,694	0.28%
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.686%	12/22/2025	11/3/2029	29,889	29,740	29,740	4.89%
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.887%	12/22/2025	11/3/2029	4,218	4,197	4,197	0.69%
CI (MG) Group, LLC	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.000%		12/22/2025	11/3/2028	—	(2)	(2)	(0.00)%
CI (MG) Group, LLC (3)(8)(11)	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.172%	3/27/2025	3/27/2030	28,660	28,275	28,230	4.64%
CI (MG) Group, LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.172%	3/27/2025	3/27/2030	7,096	6,958	6,893	1.13%
CI (MG) GROUP, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.500%	9.172%	3/27/2025	3/27/2030	1,785	1,745	1,739	0.29%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.716%	8/7/2024	8/7/2031	34,371	33,926	34,371	5.65%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.716%	5/15/2025	8/7/2031	1,239	1,221	1,239	0.20%
Coding Solutions Acquisition Inc (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(36)	—	—
Coding Solutions Acquisition Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		5/15/2025	8/7/2031	—	(27)	—	—
Coding Solutions Acquisition Inc (3)(9)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(37)	—	—
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	10.120%	2/29/2024	3/1/2030	33,042	32,482	33,042	5.43%
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.221%	3/26/2025	3/1/2030	1,650	1,636	1,621	0.27%
Cpex Purchaser, LLC (12)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	10.001%	2/29/2024	3/1/2030	3,727	3,727	3,727	0.61%
Cpex Purchaser, LLC (3)(12)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.500%	9.375%	3/26/2025	3/1/2030	2,052	2,052	1,995	0.33%
Cpex Purchaser, LLC (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%	9.755%	2/29/2024	3/1/2030	11,968	11,768	11,968	1.97%
Dcert Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	9.466%	7/29/2025	7/10/2030	50,119	49,412	49,367	8.12%
Dcert Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.750%		7/29/2025	7/10/2030	—	(49)	(54)	(0.01)%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	8.672%	10/11/2024	10/11/2030	12,160	12,002	12,039	1.98%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.422%	12/23/2025	10/11/2030	5,586	5,530	5,530	0.91%
FH DMI Buyer Inc (11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	8.672%	10/11/2024	10/11/2030	6,789	6,696	6,721	1.11%
FH DMI Buyer Inc (3)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%		12/23/2025	10/11/2030	—	(37)	(75)	(0.01)%
FH DMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 5.000%		10/11/2024	10/11/2030	—	(26)	(20)	(0.00)%
FH DMI Buyer Inc (3)(7)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 4.750%		12/23/2025	10/11/2030	—	(10)	(10)	(0.00)%
Four Winds Interactive LLC	First Lien Senior Secured Term Loan	Interactive Media & Services	SOFR + 5.750%	9.422%	2/20/2025	2/20/2030	37,287	36,634	36,542	6.01%
Four Winds Interactive LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Interactive Media & Services	SOFR + 5.750%		2/20/2025	2/20/2030	—	(60)	(145)	(0.02)%
Four Winds Interactive LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Interactive Media & Services	SOFR + 5.750%		2/20/2025	2/20/2030	—	(80)	(97)	(0.02)%
Gainsight Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	9.722%	4/1/2025	7/30/2027	36,618	36,487	36,252	5.96%
Goldeneye Parent, LLC	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.466%	3/31/2025	3/31/2032	12,713	12,656	12,650	2.08%
Goldeneye Parent, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		3/31/2025	3/31/2032	—	(8)	(9)	(0.00)%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.738%	3/10/2025	3/10/2031	$44,116	$43,711	$43,674	7.18%
Grand River Aseptic Manufacturing, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		3/10/2025	3/10/2031	—	(118)	(136)	(0.02)%
Guardian Restoration Partners Buyer	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.000%	8.672%	11/1/2024	11/3/2031	4,731	4,679	4,672	0.77%
Guardian Restoration Partners Buyer (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.000%	8.672%	11/1/2024	11/3/2031	6,611	6,532	6,512	1.07%
Guardian Restoration Partners Buyer (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.000%	8.722%	11/1/2024	11/3/2031	985	970	970	0.16%
Homecare Software Solutions LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.550% (Incl. 2.925% PIK)	9.277%	9/26/2024	6/16/2031	28,772	28,536	28,772	4.73%
Icefall Parent, Inc.	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 4.500%	8.172%	1/26/2024	1/25/2030	24,153	23,784	24,033	3.95%
Icefall Parent, Inc. (3)(10)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 4.500%		1/26/2024	1/25/2030	—	(39)	(12)	(0.00)%
LogRhythm Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500%	11.340%	7/2/2024	7/2/2029	54,815	53,586	52,622	8.65%
LogRhythm Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 7.500%		7/2/2024	7/2/2029	—	(132)	(219)	(0.04)%
Peachtree Buyer, Inc.	First Lien Senior Secured Term Loan	Construction & Engineering	SOFR + 4.500%	8.172%	12/11/2025	12/12/2032	23,528	23,295	23,293	3.83%
Peachtree Buyer, Inc. (3)	First Lien Senior Secured Delayed Draw Term Loan	Construction & Engineering	SOFR + 4.500%		12/11/2025	12/12/2032	—	(40)	(81)	(0.01)%
Peachtree Buyer, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	Construction & Engineering	SOFR + 4.500%	8.172%	12/11/2025	12/12/2032	811	759	759	0.12%
Penn TRGRP Holdings LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	11.422%	10/20/2023	9/27/2030	25,225	24,759	24,720	4.06%
Penn TRGRP Holdings LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	11.422%	10/20/2023	9/27/2030	3,584	3,584	3,476	0.57%
Penn TRGRP Holdings LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%	10.422%	10/20/2023	9/27/2030	2,134	2,069	2,057	0.34%
Philz Coffee, Inc.	First Lien Senior Secured Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%	8.422%	8/5/2025	8/6/2031	23,532	23,081	23,061	3.79%
Philz Coffee, Inc. (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(83)	(177)	(0.03)%
Philz Coffee, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(110)	(118)	(0.02)%
Plus Bidco, LLC	First Lien Senior Secured Term Loan	Food Products	SOFR + 4.750%	8.585%	8/26/2025	8/26/2032	44,173	43,737	43,731	7.19%
Plus Bidco, LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Food Products	SOFR + 4.750%		8/26/2025	8/26/2032	—	(60)	(126)	(0.02)%
Plus Bidco, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food Products	SOFR + 4.750%	8.585%	8/26/2025	8/26/2032	361	309	307	0.05%
Project Alliance Buyer LLC	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.822%	8/27/2025	8/27/2031	24,172	23,816	23,809	3.92%
Project Alliance Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		8/27/2025	8/27/2031	—	(66)	(69)	(0.01)%
PROS Parent, Inc.	First Lien Senior Secured Term Loan	Airlines	SOFR + 4.750%	8.488%	12/8/2025	12/9/2032	20,215	20,167	20,165	3.32%
PROS Parent, Inc. (3)(9)	First Lien Senior Secured Revolving Loan	Airlines	SOFR + 4.750%		12/8/2025	12/9/2032	—	(6)	(6)	(0.00)%
RH Buyer, Inc.	First Lien Senior Secured Term Loan	Aerospace & Defense	SOFR + 6.500%	10.482%	1/17/2025	1/17/2031	60,345	59,308	58,836	9.67%
RH Buyer, Inc. (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Aerospace & Defense	SOFR + 6.500%	10.436%	1/17/2025	1/17/2031	4,230	4,122	4,075	0.67%
RTI Surgical, Inc.	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.466%	9/24/2025	9/25/2032	50,856	50,361	50,347	8.28%
RTI Surgical, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		9/24/2025	9/25/2032	—	(98)	(102)	(0.02)%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Runway Bidco LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.000%	8.672%	12/17/2024	12/17/2031	$20,107	$19,933	$19,906	3.27%
Runway Bidco LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(22)	(50)	(0.01)%
Runway Bidco LLC (3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(22)	(25)	(0.00)%
Sapphire Software Buyer Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.000%	8.872%	9/30/2024	9/30/2031	30,383	30,120	30,155	4.96%
Sapphire Software Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.000%		9/30/2024	9/30/2031	—	(32)	(27)	(0.00)%
Serrano Parent, LLC	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.360%	10/18/2023	5/13/2030	28,297	27,802	27,165	4.47%
SingleStore Inc (11)	First Lien Senior Secured Term Loan	Software	SOFR + 6.250%	10.144%	10/16/2025	10/16/2031	29,889	29,597	29,590	4.87%
SingleStore Inc (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.250%		10/16/2025	10/16/2031	—	—	(34)	(0.01)%
SingleStore Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.250%		10/16/2025	10/16/2031	—	(34)	(35)	(0.01)%
Syndigo LLC	First Lien Senior Secured Term Loan	Food & Staples Retailing	SOFR + 5.000%	8.822%	8/29/2025	9/2/2032	25,995	25,752	25,735	4.23%
Syndigo LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food & Staples Retailing	SOFR + 5.000%		8/29/2025	9/2/2032	—	(34)	(35)	(0.01)%
Thunder Buyer Inc	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.422%	10/17/2024	10/17/2030	16,375	16,170	16,170	2.66%
Thunder Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.726%	10/17/2024	10/17/2030	388	339	297	0.05%
Thunder Buyer Inc (3)(7)(12)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.726%	10/17/2024	10/17/2030	781	731	732	0.12%
UFT Buyer LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 4.500%	8.272%	12/3/2025	12/6/2032	13,412	13,281	13,278	2.18%
UFT Buyer LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 4.500%		12/3/2025	12/6/2032	—	(24)	(49)	(0.01)%
UFT Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 4.500%		12/3/2025	12/6/2032	—	(18)	(18)	(0.00)%
Univista Intermediate Holdco, LLC	First Lien First Out Term Loan	Insurance	SOFR + 3.850%	7.566%	1/10/2025	1/10/2030	18,748	18,465	18,420	3.03%
Univista Intermediate Holdco, LLC	First Lien Last Out Term Loan	Insurance	SOFR + 6.531%	10.227%	1/10/2025	1/10/2030	20,811	20,419	20,342	3.35%
Unlimited Technology Holdings, LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.500%	8.172%	3/12/2025	3/12/2032	17,123	17,044	17,080	2.81%
Unlimited Technology Holdings, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.500%		3/12/2025	3/12/2032	—	(10)	(6)	(0.00)%
Xactly Corporation	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	10.172%	7/12/2024	7/30/2027	25,202	25,127	25,202	4.14%
Xactly Corporation (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/12/2024	7/30/2027	—	(5)	—	—
Zone & Company Software Consulting LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.236%	9/13/2024	9/13/2030	46,593	45,892	46,010	7.57%
Zone & Company Software Consulting LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(88)	(148)	(0.02)%
Zone & Company Software Consulting LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%	10.236%	9/13/2024	9/13/2030	2,124	2,124	2,079	0.34%
Zone & Company Software Consulting LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(94)	(79)	(0.01)%
Total Debt Investments								$1,329,166	$1,328,698	218.48%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Equity
Excalibur Parent Holdings LP	Common Stock	IT Services			7/2/2024		519	$—	$—	—
FH DMI Buyer Inc (11)	Common Stock	Health Care Equipment & Supplies			10/11/2024		593	612	652	0.11%
Great Dane Intermediate Holding I LLC (11)	Preferred Equity	Software		14.00% PIK	7/21/2025		21,268	20,718	20,789	3.42%
Philz Coffee, Inc. (11)	Common Stock	Hotels, Restaurants & Leisure			8/5/2025		25,831	2,583	2,593	0.43%
Total Equity								23,913	24,034	3.96%
Total Portfolio Investments								$1,353,079	$1,352,732	222.44%

Short-Term Investments
Dreyfus Treasury Obligations Cash Management Money Market Fund				3.65%				65,057	65,057	10.70%
Total Investments at Fair Value								$1,418,136	$1,417,789	233.14%

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

(Unaudited)

(in thousands, except per share data, percentages and as otherwise noted)

March 31, 2026

1. ORGANIZATION

26North BDC, Inc. (together with its consolidated subsidiary, the “Company”, “we”, “us”, or “our”) is incorporated under the laws of the State of Maryland and was formed on October 13, 2022. The Company commenced operations on October 11, 2023. The Company is an externally managed, non-diversified, closed-end management investment company, and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on October 3, 2023. In addition, the Company has elected to be treated, and intends to continue to qualify each year, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

26North Direct Lending LP, a Delaware limited partnership and subsidiary of 26North Partners LP (together with its affiliates, “26North”), serves as the investment adviser to the Company (the “Adviser”), and is registered as an investment adviser with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, subject to the overall supervision of the board of directors of the Company (the “Board” or the “Board of Directors”), will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.

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

On September 7, 2023, the Adviser purchased 1,000 shares of Common Stock at a price of $25.00 per share as the Company’s initial capital. The Company completed its initial closing on Capital Commitments on October 2, 2023, in connection with the reorganization of 26N Direct Lending Fund LP, a private fund that was not registered under the 1940 Act or the Securities Exchange Act of 1934, as
amended (the “Exchange Act”) with and into the Company (the “Reorganization”). After the Reorganization was effected, the

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2026 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim period presented have been included. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

The Company consolidated the results of the Company’s wholly owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2026, the Company’s only consolidated subsidiary was Financing SPV.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income (i) represents interest that is accrued and recorded as interest income at the contractual rates, (ii) increases the loan principal on the respective capitalization dates, and (iii) is generally due at maturity. Such income is included in payment-in-kind interest income in the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to Stockholders in the form of dividends, even though the Company has not yet collected cash.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, no loans in the portfolio were on non-accrual status.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2026 and December 31, 2025, the Company had unamortized deferred financing costs of $4.1 million and $4.8 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the FDIC insured limit.The Company made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of December 31, 2025.

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

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. For the three months ended March 31, 2026 and March 31, 2025, the Company did not incur offering cost expense.

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

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On September 6, 2023, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), pursuant to which, among other things, the Adviser will manage the investment and reinvestment of the assets of the Company. At an in-person meeting held on February 27, 2026, the Board, including the Independent Directors voting separately, most recently approved the continuation of the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Directors or by the holders of a majority of the outstanding voting securities of the Company (as such term is defined in the 1940 Act) and, in each case, a majority of the members of the Board of Directors who are not “interested persons” as defined in the 1940 Act of the Company or the Adviser (the “Independent Directors”). In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement upon 60 days’ written notice. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

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

For the three months ended March 31, 2026 and 2025 Management Fees were $2.7 million and $1.5 million, respectively. As of March 31, 2026 and December 31, 2025, $2.7 million and $2.5 million, respectively, was payable to the Adviser for Management Fees.

Incentive Fee

The Company pays to the Adviser an Incentive Fee that consists of two parts: an “Investment Income Incentive Fee” and a “Capital Gains Incentive Fee”. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and equals 10% (17.5% in the event of an Exchange Listing) of “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and a “catch-up” feature.

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

For the three months ended March 31, 2026 and 2025 $1.8 million and $1.0 million of Investment Income Incentive Fees were accrued to the Adviser, respectively. As of March 31, 2026 and December 31, 2025, $1.8 million and $1.7 million was payable to the Adviser for Investment Income Incentive Fees, respectively.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The Company did not accrue cumulative Capital Gains Incentive Fees as of March 31, 2026 and December 31, 2025 since there were cumulative net unrealized and realized losses as of such dates.

For the three months ended March 31, 2026, the Company did not accrue any Capital Gains Incentive Fee since there were cumulative net unrealized and realized losses as of such date. For the three months ended March 31, 2025, $22 thousand of previously accrued Capital Gains Incentive Fees to the Adviser was reversed due to changes in unrealized appreciation on investments during the period.

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

Unless earlier terminated as described below, the Administration Agreement will remain in effect from year to year if approved annually by the Board of Directors or by the holders of a majority of the outstanding voting securities of the Company (as such term is defined in the 1940 Act) and, in each case, a majority of the Independent Directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board of Directors or the Stockholders holding a majority of the outstanding voting securities of the Company. In addition, the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses payable under the Administration Agreement of $0.8 million and $0.8 million, respectively.

The Administrator, on behalf of the Company and at the Company’s expense, may retain one or more service providers that may or may not also be affiliates of 26North to serve as sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for the Company. Any fees the Company pays, or indemnification obligations the Company undertakes, in respect of the Administrator and those other service providers that are 26North affiliates, will be set at arm’s length and approved by the Independent Directors. The Administrator entered into a sub-administration agreement with SEI Global Services, Inc. ("SEI") on behalf of the Fund, pursuant to which SEI receives compensation for its services.

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

As of March 31, 2026, the total amount of Expense Payments provided by the Adviser was $8.2 million. Other than the amount disclosed as payable on the balance sheet, the Company did not have any obligation to make a Reimbursement Payment as of March 31, 2026. As of March 31, 2026, the amount of unreimbursed Expense Payments provided by the Adviser was $2.8 million. For the three months ended March 31, 2026 and March 31, 2025, the Adviser did not provide any Expense Payments. For the three months ended March 31, 2026 and 2025, the Company made Reimbursement Payments of $0.9 million and $0.0 million to the Adviser, respectively. The Company may or may not reimburse remaining Expense Payments in the future.

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

4. INVESTMENTS

The following tables summarize the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Senior Secured Debt	$1,533,843	$1,524,094	93.7%	$1,308,747	$1,308,356	92.3%
First Lien Last Out Unitranche Debt	20,447	20,342	1.3%	20,419	20,342	1.4%
First Lien Corporate Bond	19,860	20,347	1.3%	—	—	—
Preferred Equity	20,718	20,045	1.2%	20,718	20,789	1.5%
Common Equity	3,195	3,776	0.2%	3,195	3,245	0.2%
Short-term Investments⁽¹⁾	36,885	36,885	2.3%	65,057	65,057	4.6%
Total Investments	$1,634,948	$1,625,489	100.0%	$1,418,136	$1,417,789	100.0%

(1) As of December 31, 2025, the Company made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2025, the amortized cost and fair value of money market investments held by the Company was $65,057.

The industry composition of investments at fair value, excluding short-term investments, was as follows:

	March 31, 2026		December 31, 2025
	Fair Value	Percent of Total Investments at Fair Value	Fair Value	Percent of Total Investments at Fair Value
Software	$275,108	17.3%	$251,607	18.5%
IT Services	189,473	11.9%	162,648	12.0%
Health Care Technology	178,374	11.2%	148,902	11.0%
Pharmaceuticals	136,406	8.6%	102,907	7.6%
Diversified Financial Services	102,299	6.4%	102,136	7.6%
Diversified Consumer Services	89,507	5.6%	49,016	3.6%
Hotels, Restaurants & Leisure	84,701	5.3%	25,359	1.9%
Life Sciences Tools & Services	80,529	5.1%	80,085	5.9%
Aerospace & Defense	63,141	4.0%	62,911	4.7%
Professional Services	43,864	2.8%	41,855	3.1%
Food Products	43,551	2.7%	43,912	3.2%
Insurance	38,664	2.4%	38,762	2.9%
Multi-Utilities	38,516	2.4%	37,901	2.8%
Interactive Media & Services	36,208	2.3%	36,300	2.7%
Semiconductors & Semiconductor Equipment	35,845	2.3%	35,936	2.7%
Commercial Services & Supplies	30,190	1.9%	29,395	2.2%
Food & Staples Retailing	26,474	1.7%	25,700	1.9%
Health Care Equipment & Supplies	24,737	1.6%	24,837	1.8%
Construction & Engineering	23,281	1.5%	23,971	1.8%
Chemicals	20,347	1.3%	-	-
Airlines	20,159	1.3%	20,159	1.5%
Air Freight & Logistics	7,230	0.5%	8,433	0.6%
Total	$1,588,604	100.0%	$1,352,732	100.0%

The geographic composition of investments at cost and fair value, excluding short-term investments,was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
United States	$1,598,063	$1,588,604	100.0%	$1,353,079	$1,352,732	100.0%
Total	$1,598,063	$1,588,604	100.0%	$1,353,079	$1,352,732	100.0%

5. FAIR VALUE MEASUREMENTS

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Debt	$—	$—	$1,524,094	$1,524,094
First Lien Last Out Unitranche Debt	—	—	20,342	20,342
First Lien Corporate Bond	—	20,347	—	20,347
Preferred Equity	—	—	20,045	20,045
Common Equity	—	—	3,776	3,776
Short-term Investments	36,885	—	—	36,885
Total Investments at Fair Value	$36,885	$20,347	$1,568,257	$1,625,489

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$1,308,356	$1,308,356
First Lien Last Out Unitranche Debt	—	—	20,342	20,342
Preferred Equity	—	—	20,789	20,789
Common Equity	—	—	3,245	3,245
Short-term Investments⁽¹⁾	65,057	—	—	65,057
Total Investments at Fair Value	$65,057	$—	$1,352,732	$1,417,789

(1) Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less. This presentation change was adopted beginning in the year ended December 31, 2025.

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2026 (amounts in thousands):

Three Months Ended March 31, 2026	First Lien Senior Secured	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	$1,308,356	$20,342	$3,245	$20,789	$1,352,732
Purchase of investments	229,978	—	—	—	229,978
Proceeds from principal repayments and sales of investments	(6,689)	—	—	—	(6,689)
Amortization of premium/accretion of discount, net	1,210	28	—	—	1,238
Receipt of paid-in-kind interest	597	—	—	—	597
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(9,358)	(28)	531	(744)	(9,599)
Transfers out of Level 3	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—
Fair value, end of period	$1,524,094	$20,342	$3,776	$20,045	$1,568,257
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at March 31, 2026	(9,358)	(28)	531	(744)	(9,599)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended March 31, 2025 (amounts in thousands):

Three Months Ended March 31, 2025:	First Lien Senior Secured	First Lien Last Out Unitranche Debt	Common Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$666,141
Purchase of investments	242,655	20,347		263,002
Proceeds from principal repayments and sales of investments	(7,615)	—	—	(7,615)
Amortization of premium/accretion of discount, net	571	25	—	596
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(140)	(25)	(52)	(217)
Receipt of paid-in-kind interest	511	—	—	511
Transfers out of Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Fair value, end of period	$901,723	$20,347	$348	$922,418
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at March 31, 2025	(140)	(25)	(52)	(217)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2026 and December 31, 2025, respectively (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of March 31, 2026	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured Debt	$1,524,094	Income Approach	Discount Rate	7.80% - 13.93%	10.01%
First Lien Last Out Unitranche Debt	20,342	Income Approach	Discount Rate	11.47%	N/A
Preferred Equity	20,045	Income Approach	Discount Rate	15.91%	N/A
Common Equity	3,776	Market Approach	EBITDA Multiple	9.4x-15.1x	10.3x
	$1,568,257

Asset Class	Fair Value as of December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured	$1,308,356	Income Approach	Discount Rate	7.80% - 12.89%	9.61%
First Lien Last Out Unitranche Debt	20,342	Income Approach	Discount Rate	11.06%	N/A
Preferred Equity	20,789	Income Approach	Discount Rate	15.30%	N/A
Common Equity	3,245	Market Approach	EBITDA Multiple	10.0x-14.9x	10.98x
	$1,352,732

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach to determine the fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable input used in the income approach is the discount rate. The discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio was 201.7% and 178.0%, respectively.

The Company’s outstanding debt obligations as of March 31, 2026 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$420,500	$420,500	$79,500	10/18/2028
Subscription Facility	450,000	381,340	381,340	68,660	9/4/2026
Total	$950,000	$801,840	$801,840	$148,160

The Company’s outstanding debt obligations as of December 31, 2025 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$375,000	$375,000	$125,000	10/18/2028
Subscription Facility	450,000	404,160	404,160	45,840	9/4/2026
Total	$950,000	$779,160	$779,160	$170,840

(1)
The unused portion is the amount upon which commitment fees are based, if any.

	Three Months Ended March 31,
	2026	2025
Stated interest expense	$11,978	$7,703
Unused/undrawn fees	202	328
Amortization of deferred financing costs	669	484
Total interest expense	$12,849	$8,515
Average borrowings	$831,761	$453,906
Weighted average interest rate (1)	5.94%	7.18%
Amortization of deferred financing costs	0.33%	0.43%
Total borrowing costs	6.27%	7.61%

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

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of March 31, 2026, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

As of March 31, 2026, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

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

Prior to Amendment No. 1 (entered into by the Company, on September 5, 2025) the interest charged on borrowings under the Subscription Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30% per annum.

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

As of March 31, 2026, to the Company’s knowledge, the Company was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	March 31, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$2,184,743	$1,396,489	36.08%	$2,070,439	$1,491,295	27.97%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of March 31, 2026 and December 31, 2025, the Company had the following unfunded commitments by investment types (amounts in thousands):

		Commitment	Unfunded Commitment Balances
Portfolio Company	Commitment Type	Expiration Date	March 31, 2026	December 31, 2025
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2030	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	2,932	2,732
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2030	10,051	10,051
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	1,304	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	5,297	5,297
Apple Bidco Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	1/22/2033	11,742	—
Apple Bidco Holdings, Inc.	First Lien Senior Secured Revolving Loan	1/22/2033	4,193	—
Aprio Advisory Group LLC	First Lien Senior Secured Delayed Draw Term Loan	12/23/2027	38,706	38,706
Aprio Advisory Group LLC	First Lien Senior Secured Revolving Loan	8/1/2031	2,092	3,138
Archduke Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/3/2032	3,000	3,000
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	1,544	2,161
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	1,248	2,080
Azurite Intermediate Holdings Inc	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	1,497	1,497
Baxter Planning Systems LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,009	2,205
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2031	—	3,785
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	3,083	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	2,620	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
Celerion Buyer, Inc.	First Lien Senior Secured Revolving Loan	11/3/2028	344	344
CI (MG) Group, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	6,370	6,425
CI (MG) Group, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	1,292	1,292
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	1,325	5,257
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2031	3,932	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	2,978
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	2,840	1,176
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	402	—
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	—	1,710
Dcert Buyer, Inc.	First Lien Senior Secured Revolving Loan	7/10/2030	5,253	3,573

		Commitment	Unfunded Commitment Balances
Portfolio Company	Commitment Type	Expiration Date	March 31, 2026	December 31, 2025
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/11/2030	7,473	$7,473
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	3,074	3,074
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	7,253	7,253
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	4,835
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	1,850
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	10,181	13,574
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	783	1,307
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	326	207
Icefall Parent Inc	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
Jawbreaker Parent, Inc.	First Lien Senior Secured Delayed Draw Term Loan	1/30/2029	5,546	—
Jawbreaker Parent, Inc.	First Lien Senior Secured Delayed Draw Term Loan	4/17/2026	13,754	—
Jawbreaker Parent, Inc.	First Lien Senior Secured Revolving Loan	1/31/2033	5,546	—
Lightspeed Buyer, Inc	First Lien Senior Secured Delayed Draw Term Loan	2/6/2032	7,812	—
Lightspeed Buyer, Inc	First Lien Senior Secured Revolving Loan	2/6/2032	2,604	—
LJ Power Holdings, LLC	First Lien Senior Secured Delayed Draw Term Loan	1/30/2028	27,864	—
LJ Power Holdings, LLC	First Lien Senior Secured Revolving Loan	1/30/2032	5,573	—
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
Mindbody, Inc.	First Lien Senior Secured Revolving Loan	3/30/2033	11,507	—
Peachtree Buyer, Inc.	First Lien Senior Secured Delayed Draw Term Loan	12/12/2032	8,113	8,113
Peachtree Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/12/2032	5,152	4,462
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	1,361	1,793
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	1,164	1,746
Philz Coffee, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/6/2031	8,847	8,847
Philz Coffee, Inc.	First Lien Senior Secured Revolving Loan	8/6/2031	2,949	5,898
Plus Bidco, LLC	First Lien Senior Secured Revolving Loan	8/26/2027	12,621	5,048
Plus Bidco, LLC	First Lien Senior Secured Delayed Draw Term Loan	8/26/2032	5,409	12,621
Project Alliance Buyer LLC	First Lien Senior Secured Revolving Loan	8/27/2031	10,464	4,616
PROS Parent, Inc.	First Lien Senior Secured Revolving Loan	12/9/2032	2,344	2,344
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	—	1,991
RTI Surgical, Inc.	First Lien Senior Secured Revolving Loan	9/25/2032	10,171	10,171
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
SingleStore Inc	First Lien Senior Secured Delayed Draw Term Loan	10/16/2031	2,749	3,406
SingleStore Inc	First Lien Senior Secured Revolving Loan	10/16/2031	3,475	3,475
Syndigo LLC	First Lien Senior Secured Revolving Loan	9/2/2032	2,655	3,494
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	6,568	6,929
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	2,831	3,123
UFT Buyer LLC	First Lien Senior Secured Delayed Draw Term Loan	12/6/2032	4,349	4,922
UFT Buyer LLC	First Lien Senior Secured Revolving Loan	12/6/2032	1,723	1,846
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	2,294
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	11,860	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	1,018	1,460
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$379,747	$294,911

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any pending or threatened litigation.

8. NET ASSETS

Subscriptions and Drawdowns

The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.

During the three months ended March 31, 2026 and 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2026, the Company had received Capital Commitments totaling $2,184.7 million ($1,396.5 million remaining undrawn), of which $104.8 million ($68.0 million remaining undrawn) are from affiliates of the Adviser.

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns for the three months ended March 31, 2026 (dollars in thousands except per share amounts):

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds
March 12, 2026	2,527,643	$63,393
March 23, 2026	5,797,300	145,718
Total	8,324,943	$209,111

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

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT

The following table reflects the distributions declared on the Company’s shares of Common Stock for the three months ended March 31, 2026 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
February 27, 2026	February 27, 2026	March 12, 2026	$0.63	$15,166

The following table reflects the distributions declared on the Company’s shares of Common Stock for the three months ended March 31, 2025 (dollars in thousands except per share amounts):

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

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the three months ended March 31, 2026 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
March 12, 2026	$6,661	265,580
Total	$6,661	265,580

Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the three months ended March 31, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
March 13, 2025	$3,551	141,715
Total	$3,551	141,715

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$6,883	$8,781
Weighted average shares of common stock outstanding (basic and diluted)	25,273,743	14,540,648
Earnings (loss) per share	$0.27	$0.60

11. FINANCIAL HIGHLIGHTS

	For the Three Months Ended March 31,
	2026	2025
Per share data:
Net asset value, beginning of period	$25.26	$25.31
Net investment income (loss) (1)	0.63	0.62
Net realized and unrealized gain (loss) (2)	(0.29)	(0.03)
Net increase (decrease) in net assets from operations	0.34	0.59
Distributions declared (3)	(0.63)	(0.63)
Total increase (decrease) in net assets	(0.29)	(0.04)
Net asset value, end of period	$24.97	$25.27
Shares Outstanding, end of period	32,663,819	18,557,565
Total Return (4)	1.33%	2.33%
Ratios
Ratio of net expenses to average net assets (5)	12.77%	3.51%
Ratio of net investment income (loss) to average net assets (5)	10.24%	2.46%
Portfolio turnover rate (6)	0.45%	0.96%
Supplemental Data
Net Assets, end of period	$815,618	$469,029
Weighted average shares outstanding	25,273,743	14,540,648
Total capital commitments, end of period	$2,184,743	$1,901,732
Average debt outstanding	$831,761	$453,906
Asset coverage ratio	201.7%	190.3%
Ratio of total contributed capital to total committed capital, end of period	36.08%	24.03%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the three months ended March 31, 2026 and 2025 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
(5)
Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs and capital gains incentive fees. For the three months ended March 31, 2026 and 2025, the ratio of total operating expenses to average net assets was 12.31% and 3.51% respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (0.46%) and 0.00% respectively, of average net assets.
(6)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.

12. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2026, except as discussed below.

On May 6, 2026, the Board declared a quarterly dividend of $0.63 per share payable on June 11, 2026, to Stockholders of record as of May 31, 2026.

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

As of March 31, 2026 and December 31, 2025, the weighted average yield on the principal amount of our outstanding debt investments was approximately 9.25% and 9.40%, respectively.

Portfolio Composition

The total value of our investment portfolio, excluding short-term investments, was $1,588.6 million as of March 31, 2026, compared to $1,352.7 million as of December 31, 2025. As of March 31, 2026, we had investments in 51 portfolio companies with an aggregate cost of $1,598.1 million. As of December 31, 2025, we had investments in 45 portfolio companies with an aggregate cost of $1,353.1 million. As of March 31, 2026 and December 31, 2025, none of our portfolio companies represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2026, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$1,533,843	96.0%	$1,524,094	95.9%
Last-out unitranche 1st lien notes	20,447	1.3%	20,342	1.3%
1st lien corporate bond	19,860	1.2%	20,347	1.3%
Preferred equity	20,718	1.3%	20,045	1.3%
Common equity	3,195	0.2%	3,776	0.2%
	$1,598,063	100.0%	$1,588,604	100.0%

As of December 31, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$1,308,747	96.8%	$1,308,356	96.8%
Last-out Unitranche 1st lien notes	20,419	1.5%	20,342	1.5%
Preferred equity	20,718	1.5%	20,789	1.5%
Common equity	3,195	0.2%	3,245	0.2%
	$1,353,079	100.0%	$1,352,732	100.0%

Investment Activity

During the three months ended March 31, 2026, we made 6 new investments totaling $160.8 million and made investments in existing portfolio companies of $89.0 million. During the three months ended March 31, 2026, we received $6.7 million of portfolio company principal payments.

Total portfolio investment activity for the three months ended March 31, 2026, was as follows (amounts in thousands):

Three Months Ended March 31, 2026	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	First Lien Corporate Bond	Common Equity	Preferred Equity	Total
Fair value, beginning of period	$1,308,356	$20,342	$—	$3,245	$20,789	$1,352,732
Purchase of investments	229,978	—	19,851	—	—	249,829
Proceeds from principal repayments and sales of investments	(6,689)	—	—	—	—	(6,689)
Amortization of premium/accretion of discount, net	1,210	28	9	—	—	1,247
Receipt of paid-in-kind interest	597	—	—	—	—	597
Net realized gain (loss) on investments	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(9,358)	(28)	487	531	(744)	(9,112)
Transfers out of Level 3	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—
Fair value, end of period	$1,524,094	$20,342	$20,347	$3,776	$20,045	$1,588,604
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at March 31, 2026	(9,358)	(28)	487	531	(744)	(9,112)

During the three months ended March 31, 2025, we made 7 new investments totaling $239.7 million and made investments in existing portfolio companies of $23.3 million. During the three months ended March 31, 2025, we received $7.6 million of portfolio company principal payments.

Total portfolio investment activity for the three months ended March 31, 2025 was as follows (amounts in thousands):

Three Months Ended March 31, 2025:	First Lien Senior Secured	First Lien Last Out Unitranche Debt	Common Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$666,141
Purchase of investments	242,655	20,347		263,002
Proceeds from principal repayments and sales of investments	(7,615)	—	—	(7,615)
Amortization of premium/accretion of discount, net	571	25	—	596
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(140)	(25)	(52)	(217)
Receipt of paid-in-kind interest	511	—	—	511
Transfers out of Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Fair value, end of period	$901,723	$20,347	$348	$922,418
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at March 31, 2025	(140)	(25)	(52)	(217)

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of March 31, 2026 and December 31, 2025 (amounts in thousands).

	March 31, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	—	$—	—
Grade 2	1,588,604	100.0%	1,352,732	100.0%
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$1,588,604	100.0%	$1,352,732	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2026, and December 31, 2025 we had no non-accrual assets.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table represents the operating results for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Total investment income	$36,282	$21,919
Net operating expenses	20,238	12,871
Net investment income before excise tax	16,044	9,048
Excise tax expense	49	50
Net investment income after excise tax	15,995	8,998
Net unrealized appreciation / (depreciation)	(9,112)	(217)
Net increase in net assets resulting from operations	$6,883	$8,781

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income

	Three Months Ended March 31,
	2026	2025
Total interest income	$34,608	$21,192
Total dividend income	753	—
Total payment-in-kind interest income	526	511
Total other income	324	216
Total fee income	71	—
Total investment income	$36,282	$21,919

Investment income for the three months ended March 31, 2026 and 2025, was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Interest and other debt expenses	$12,849	$8,515
Management fees	2,745	1,489
Investment income incentive fees	1,783	1,003
Administrative service expenses	757	784
Other general and administrative expenses	764	868
Professional fees	490	234
Capital gains incentive fees	—	(22)
Total expenses	$19,388	$12,871
Less: Expense support	—	—
Expense support recoupment	850	—
Net expenses	$20,238	$12,871

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. For the three months ended March 31, 2026 and 2025, the Company incurred $0.5 million and $0.2 million in professional fees, respectively.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3. Significant Agreements and Related Party Transactions to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three months ended March 31, 2026 and 2025, the Company incurred $0.8 million and $0.8 million of administrative service expenses, respectively.

Interest and Other Debt Expenses

Interest and other financing fees for the three months ended March 31, 2026, were attributable to borrowings under the various borrowing facilities (as discussed below under “Liquidity and Capital Resources”). For the three months ended March 31, 2026 and 2025, the Company incurred $12.8 million and $8.5 million in interest and other debt expenses, respectively.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the three months ended March 31, 2026, and 2025, the Company did not incur offering costs.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three months ended March 31, 2026 and 2025, the Company incurred $0.8 million and $0.9 million in other general and administrative expenses, respectively.

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

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2026 and 2025, the Company incurred Management Fees of $2.7 million and $1.5 million, respectively.

Incentive Fees

We pay to the Adviser an Incentive Fee that consists of two parts. The Investment Income Incentive Fee is calculated and payable on a quarterly basis, in arrears, and equals 10% (17.5% in the event of an Exchange Listing) of “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or “Hurdle,” measured on a quarterly basis and a “catch-up” feature.

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

For the three months ended March 31, 2026 and 2025, the Company incurred Incentive Fees of $1.8 million and $1.0 million, respectively.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) for the three months ended March 31, 2026 and 2025 was as follows (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Non-Control / Non-Affiliate investments	$(9,112)	$(217)
Net unrealized appreciation / (depreciation) on investments	$(9,112)	$(217)

For the three months ended March 31, 2026 we recorded net unrealized depreciation on our current portfolio of $9.1 million. The net unrealized depreciation on the Company's current portfolio primarily resulted from (1) fair value adjustments across our portfolio company investments related to market-wide credit spread widening and (2) isolated deterioration in the performance of certain portfolio companies.

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

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio as of March 31, 2026 and December 31, 2025 was 201.7% and 178.0%, respectively.

Cash Flows

For the three months ended March 31, 2026, we experienced a net decrease in cash in the amount of $0.2 million. During that period, our operating activities used $223.4 million in cash, consisting primarily of purchases of portfolio investments of $249.8 million. In addition, financing activities provided net cash of $223.2 million, consisting primarily of net borrowings under the Asset-Based Facility and Subscription Facility of $22.7 million and proceeds from the issuance of Common Stock of $209.1 million. As of March 31, 2026, we had $5.7 million of cash and cash equivalents on hand.

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

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of March 31, 2026, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

As of March 31, 2026, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

As of March 31, 2026, total commitments under the Asset-Based Facility were $500.0 million and we had U.S. dollar borrowings of $420.5 million outstanding with a weighted average interest rate of 5.97%.

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

As of March 31, 2026, to the Company’s knowledge, the Company, was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

As of March 31, 2026, total commitments under the Subscription Facility were $450.0 million and we had U.S. dollar borrowings of $381.3 million outstanding with a weighted average interest rate of 5.46%.

As of March 31, 2026, we had total U.S. dollar borrowings of $801.8 million outstanding under the Asset-Based Facility and Subscription Facility with a weighted average interest rate of 5.73%.

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

Income Taxes

We elected to be treated as a RIC under Subchapter M of the Code for our tax year ended December 31, 2023, and intend to continue to qualify annually as a RIC. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually satisfy the Annual Distribution Requirement.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of March 31, 2026 and December 31, 2025 was as follows (amounts in thousands):

		Commitment	Unfunded Commitment Balances
Portfolio Company	Commitment Type	Expiration Date	March 31, 2026	December 31, 2025
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	5/8/2030	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	2,932	2,732
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/11/2030	10,051	10,051
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	1,304	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	5,297	5,297
Apple Bidco Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	1/22/2033	11,742	—
Apple Bidco Holdings, Inc.	First Lien Senior Secured Revolving Loan	1/22/2033	4,193	—
Aprio Advisory Group LLC	First Lien Senior Secured Delayed Draw Term Loan	12/23/2027	38,706	38,706
Aprio Advisory Group LLC	First Lien Senior Secured Revolving Loan	8/1/2031	2,092	3,138
Archduke Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/3/2032	3,000	3,000
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	1,544	2,161
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	1,248	2,080
Azurite Intermediate Holdings Inc	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	1,497	1,497
Baxter Planning Systems LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,009	2,205
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2031	—	3,785
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	3,083	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	2,620	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
Celerion Buyer, Inc.	First Lien Senior Secured Revolving Loan	11/3/2028	344	344
CI (MG) Group, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	6,370	6,425
CI (MG) Group, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	1,292	1,292
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	1,325	5,257
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2031	3,932	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	2,978
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	2,840	1,176
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	402	—
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	—	1,710
Dcert Buyer, Inc.	First Lien Senior Secured Revolving Loan	7/10/2030	5,253	3,573

		Commitment	Unfunded Commitment Balances
Portfolio Company	Commitment Type	Expiration Date	March 31, 2026	December 31, 2025
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/11/2030	7,473	$7,473
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	3,074	3,074
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	7,253	7,253
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	4,835
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	1,850
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	10,181	13,574
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	783	1,307
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	326	207
Icefall Parent Inc	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
Jawbreaker Parent, Inc.	First Lien Senior Secured Delayed Draw Term Loan	1/30/2029	5,546	—
Jawbreaker Parent, Inc.	First Lien Senior Secured Delayed Draw Term Loan	4/17/2026	13,754	—
Jawbreaker Parent, Inc.	First Lien Senior Secured Revolving Loan	1/31/2033	5,546	—
Lightspeed Buyer, Inc	First Lien Senior Secured Delayed Draw Term Loan	2/6/2032	7,812	—
Lightspeed Buyer, Inc	First Lien Senior Secured Revolving Loan	2/6/2032	2,604	—
LJ Power Holdings, LLC	First Lien Senior Secured Delayed Draw Term Loan	1/30/2028	27,864	—
LJ Power Holdings, LLC	First Lien Senior Secured Revolving Loan	1/30/2032	5,573	—
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
Mindbody, Inc.	First Lien Senior Secured Revolving Loan	3/30/2033	11,507	—
Peachtree Buyer, Inc.	First Lien Senior Secured Delayed Draw Term Loan	12/12/2032	8,113	8,113
Peachtree Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/12/2032	5,152	4,462
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	1,361	1,793
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	1,164	1,746
Philz Coffee, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/6/2031	8,847	8,847
Philz Coffee, Inc.	First Lien Senior Secured Revolving Loan	8/6/2031	2,949	5,898
Plus Bidco, LLC	First Lien Senior Secured Revolving Loan	8/26/2027	12,621	5,048
Plus Bidco, LLC	First Lien Senior Secured Delayed Draw Term Loan	8/26/2032	5,409	12,621
Project Alliance Buyer LLC	First Lien Senior Secured Revolving Loan	8/27/2031	10,464	4,616
PROS Parent, Inc.	First Lien Senior Secured Revolving Loan	12/9/2032	2,344	2,344
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	—	1,991
RTI Surgical, Inc.	First Lien Senior Secured Revolving Loan	9/25/2032	10,171	10,171
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
SingleStore Inc	First Lien Senior Secured Delayed Draw Term Loan	10/16/2031	2,749	3,406
SingleStore Inc	First Lien Senior Secured Revolving Loan	10/16/2031	3,475	3,475
Syndigo LLC	First Lien Senior Secured Revolving Loan	9/2/2032	2,655	3,494
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	6,568	6,929
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	2,831	3,123
UFT Buyer LLC	First Lien Senior Secured Delayed Draw Term Loan	12/6/2032	4,349	4,922
UFT Buyer LLC	First Lien Senior Secured Revolving Loan	12/6/2032	1,723	1,846
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	2,294
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	11,860	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	1,018	1,460
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$379,747	$294,911

Recent Developments

On May 6, 2026, the Board declared a quarterly dividend of $0.63 per share payable on June 11, 2026, to Stockholders of record as of May 31, 2026.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Because we have borrowed, and may from time to time borrow, money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. The interest charged on the Asset-Based Facility and the Subscription Facility is a floating rate based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate”). As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

As of March 31, 2026, 100.0% of debt investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and none of our debt investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2026. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2026, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2026, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$32,249	$(16,037)	$16,212
Up 150 Basis Points	24,187	(12,028)	12,159
Up 100 Basis Points	16,125	(8,018)	8,107
Up 50 Basis Points	8,062	(4,009)	4,053
Down 50 Basis Points	(8,062)	4,009	(4,053)
Down 100 Basis Points	(16,125)	8,018	(8,107)
Down 150 Basis Points	(24,187)	12,028	(12,159)
Down 200 Basis Points	(32,249)	16,037	(16,212)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act. The Company did not conduct any repurchases of its shares of Common Stock during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the members of our Board of Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: May 8, 2026	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)