Form 10-Q
period 2026-06-30
26North BDC, Inc.
filed 2026-08-07
CIK 1950976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

As of June 30, 2026 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 7, 2026 was 39,308,660.

26North bdc, inc.

Quarterly Report on form 10-Q for the quarter enDed JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

26North BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $1,781,403 and $1,353,079, respectively)	$1,768,802	$1,352,732
Short-term investments (amortized cost of $37,381 and $65,057, respectively)	37,381	65,057
Cash and cash equivalents	12,942	5,949
Interest and other income receivable from non-controlled/non-affiliated investments	10,736	8,849
Deferred financing costs	3,547	4,762
Prepaid assets	180	475
Subscriptions receivable	58	—
Dividend receivable from non-controlled/non-affiliated investments	9	8
Total Assets	$1,833,655	$1,437,832
Liabilities
Debt	839,580	779,160
Interest payable	7,804	6,881
Management fees payable	3,165	2,475
Investment income incentive fees payable	2,332	1,668
Other liabilities and accrued expenses	2,103	1,350
Accrued administrative services expense payable	840	739
Expense reimbursement payable	200	1,800
Payable for securities purchased	—	35,630
Total Liabilities	$856,024	$829,703
Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 39,308,660 and 24,073,296 shares issued and outstanding, respectively)	$39	$24
Additional paid-in capital	983,904	603,807
Distributable earnings (loss)	(6,312)	4,298
Total Net Assets	$977,631	$608,129
Total Liabilities and Net Assets	$1,833,655	$1,437,832
Net asset value per share	$24.87	$25.26

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$39,172	$25,973	$73,780	$47,165
Payment-in-kind interest income	2,267	467	2,793	978
Dividend income	743	—	1,496	—
Other income	365	266	689	482
Fee income	269	—	340	—
Total investment income	42,816	26,706	79,098	48,625
Expenses:
Interest and other debt expenses	13,968	9,432	26,817	17,947
Management fees	3,165	1,804	5,910	3,293
Investment income incentive fees	2,332	1,310	4,115	2,313
Other general and administrative expenses	911	693	1,675	1,561
Administrative service expenses	775	764	1,532	1,548
Professional fees	475	462	965	696
Capital gains incentive fees	—	75	—	53
Total expenses	$21,626	$14,540	$41,014	$27,411
Expense support recoupment (Note 3)	200	450	1,050	450
Net expenses	21,826	14,990	42,064	27,861
Net investment income before excise tax	20,990	11,716	37,034	20,764
Excise tax expense	34	21	83	71
Net investment income after excise tax	20,956	11,695	36,951	20,693
Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	13	—	13	—
Net realized gains (losses)	13	—	13	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,142)	745	(12,254)	528
Net change in unrealized appreciation (depreciation)	(3,142)	745	(12,254)	528
Net realized and unrealized gain (loss)	(3,129)	745	(12,241)	528
Net Increase (Decrease) in Net Assets Resulting from Operations	$17,827	$12,440	$24,710	$21,221
Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.63	$0.63	$1.26	$1.25
Earnings (loss) per share (basic and diluted)	$0.54	$0.68	$0.84	$1.28
Weighted average shares of common stock outstanding (basic and diluted)	33,224,557	18,600,825	29,271,113	16,581,952

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

(Unaudited)

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, March 31, 2026	32,663,819	$33	$819,350	$(3,765)	$815,618
Operations:
Net investment income	—	—	—	20,956	20,956
Net realized gain (loss) on investments	—	—	—	13	13
Net unrealized appreciation (depreciation)	—	—	—	(3,142)	(3,142)
Net increase (decrease) in net assets resulting from operations	—	—	—	17,827	17,827
Capital Share Transactions:
Common shares issued from reinvestment of distributions(1)	347,170	—	8,594	—	8,594
Issuance of shares	6,297,671	6	156,164	—	156,170
Distributions declared from earnings	—	—	—	(20,578)	(20,578)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(204)	204	—
Net increase (decrease) for the period	6,644,841	6	164,554	(20,374)	144,186
Balance, June 30, 2026	39,308,660	$39	$983,904	$(6,312)	$977,631

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, March 31, 2025	18,557,565	$19	$464,481	$4,529	$469,029
Operations:
Net investment income	—	—	—	11,695	11,695
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	745	745
Net increase (decrease) in net assets resulting from operations	—	—	—	12,440	12,440
Capital Share Transactions:
Common shares issued from reinvestment of distributions(1)	207,192	—	5,195	—	5,195
Issuance of shares	—	—	—	—	—
Distributions declared from earnings	—	—	—	(11,691)	(11,691)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(21)	21	—
Net increase (decrease) for the period	207,192	—	5,174	(11,670)	(6,496)
Balance, June 30, 2025	18,764,757	$19	$469,655	$5,299	$474,973

(1)The par amount of the shares is less than 1,000 and rounds to zero.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2025	24,073,296	$24	$603,807	$4,298	$608,129
Operations:
Net investment income	—	—	—	36,951	36,951
Net realized gain (loss) on investments	—	—	—	13	13
Net unrealized appreciation (depreciation)	—	—	—	(12,254)	(12,254)
Net increase (decrease) in net assets resulting from operations	—	—	—	24,710	24,710
Capital Share Transactions:
Common shares issued from reinvestment of distributions(1)	612,750	—	15,255	—	15,255
Issuance of shares	14,622,614	15	365,266	—	365,281
Distributions declared from earnings	—	—	—	(35,744)	(35,744)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(424)	424	—
Net increase (decrease) for the period	15,235,364	15	380,097	(35,320)	344,792
Balance, June 30, 2026	39,308,660	$39	$983,904	$(6,312)	$977,631

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, December 31, 2024	13,909,942	$14	$347,648	$4,461	$352,123
Operations:
Net investment income	—	—	—	20,693	20,693
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	528	528
Net increase (decrease) in net assets resulting from operations	—	—	—	21,221	21,221
Capital Share Transactions:
Common shares issued from reinvestment of distributions(1)	348,907	—	8,746	—	8,746
Issuance of shares	4,505,908	5	113,332	—	113,337
Distributions declared from earnings	—	—	—	(20,454)	(20,454)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(71)	71	—
Net increase (decrease) for the period	4,854,815	5	122,007	(20,383)	101,629
Balance, June 30, 2025	18,764,757	$19	$469,655	$5,299	$474,973

(1)The par amount of the shares is less than 1,000 and rounds to zero.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$24,710	$21,221
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(506,610)	(325,206)
Purchase/sale of short-term investments, net (1)	27,676	—
Proceeds from sale of investments and principal repayments	82,911	13,338
Net realized (gain)/loss on investments	(13)	—
Net change in unrealized (appreciation) depreciation on investments	12,254	(528)
Accretion of discount	(1,766)	(1,179)
Amortization of deferred financing costs	1,445	1,109
Payment-in-kind interest and dividends capitalized	(2,846)	(978)
Changes in operating assets and liabilities:
Interest and other income receivable from non-controlled/non-affiliated investments	(1,887)	(4,117)
Prepaid assets	295	133
Other liabilities and accrued expenses	753	210
Interest payable	923	2,265
Dividend receivable	(1)	—
Payable for securities purchased	(35,630)	159
Management fees payable	690	697
Expense reimbursement payable	(1,600)	(108)
Investment income incentive fees payable	664	578
Capital gains incentive fees payable	—	52
Accrued administrative services expense payable	101	195
Net cash provided by (used for) operating activities	(397,931)	(292,159)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	365,281	122,083
Distributions paid in cash	(20,489)	(20,454)
Change in subscription receivable	(58)	55
Deferred financing costs paid	(230)	(1,138)
Borrowings on debt	388,850	499,270
Payment of debt	(328,430)	(292,990)
Net cash provided by (used for) financing activities	404,924	306,826
Net increase (decrease) in cash and cash equivalents	6,993	14,667
Cash and cash equivalents, beginning of period (1)	5,949	12,923
Cash and cash equivalents, end of period (1)	$12,942	$27,590
Supplemental disclosure of cash flow and non-cash activities:
Interest paid during the period	$24,449	$14,573
Reinvestment of distributions during the period	$15,255	$8,746
Excise tax paid during the period	$151	$137

(1) The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Debt Investments
Adelaide Borrower LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.250%	9.922%	5/8/2024	5/8/2030	$24,090	$23,747	$23,849	2.44%
Adelaide Borrower LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(40)	(54)	(0.01)%
Adelaide Borrower LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.250%	9.922%	5/8/2024	5/8/2030	267	217	233	0.02%
Alegeus Technologies	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 6.500%	10.163%	11/22/2024	11/5/2029	68,892	67,716	68,662	7.02%
Alert SRC Newco LLC	First Lien Senior Secured Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.649%	12/11/2024	12/11/2030	22,128	21,881	21,907	2.24%
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.644%	12/11/2024	12/11/2030	7,196	7,111	7,125	0.73%
Alert SRC Newco LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.718%	9/19/2025	12/11/2030	8,656	8,569	8,553	0.87%
Alert SRC Newco LLC (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Commercial Services & Supplies	SOFR + 5.000%	8.616%	12/11/2024	12/11/2030	290	265	268	0.03%
AMI Buyer Inc	First Lien Senior Secured Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%	8.698%	10/17/2024	10/17/2031	35,961	35,533	35,961	3.68%
AMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%		10/17/2024	10/17/2031	—	(64)	—	—
Apple Bidco Holdings, Inc.	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 4.500%	8.169%	1/22/2026	1/22/2033	39,250	39,074	39,054	3.99%
Apple Bidco Holdings, Inc. (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 4.500%		1/22/2026	1/22/2033	—	(28)	(59)	(0.01)%
Apple Bidco Holdings, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 4.500%	8.169%	1/22/2026	1/22/2033	1,845	1,822	1,820	0.19%
Aprio Advisory Group LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.750%	8.482%	12/23/2025	8/1/2031	2,606	2,419	2,218	0.23%
Aprio Advisory Group LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.750%		12/23/2025	8/1/2031	—	(29)	(31)	(0.00)%
Arc Falcon I Inc (11)	First Lien Corporate Bond	Chemicals		9.750%	3/4/2026	3/1/2033	21,114	19,891	20,334	2.08%
Archduke Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.156%	12/3/2025	12/3/2032	20,377	20,189	20,173	2.06%
Archduke Buyer, Inc. (3)(9)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.500%		12/3/2025	12/3/2032	—	(28)	(30)	(0.00)%
Ascend Partners Services LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	8.126%	8/9/2024	8/11/2031	5,963	5,916	5,903	0.60%
Ascend Partners Services LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%		8/9/2024	8/11/2031	—	(17)	(21)	(0.00)%
Ascend Partners Services LLC (11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.203%	8/9/2024	8/11/2031	10,330	10,244	10,227	1.05%
Ascend Partners Services LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.199%	8/7/2025	8/11/2031	2,099	2,076	2,068	0.21%
Auctane, Inc.	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.000%	9.416%	5/29/2026	6/1/2033	60,753	59,846	59,842	6.12%
Azurite Intermediate Holdings Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.000%	9.644%	3/19/2024	3/19/2031	5,694	5,633	5,580	0.57%
Azurite Intermediate Holdings Inc	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.000%	9.644%	3/19/2024	3/19/2031	12,941	12,801	12,682	1.30%
Azurite Intermediate Holdings Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.000%		3/19/2024	3/19/2031	—	(24)	(42)	(0.00)%
Baxter Planning Systems LLC (12)	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250% (Incl. 3.375% PIK)	9.913%	5/20/2024	5/20/2031	8,694	8,601	7,651	0.78%
Baxter Planning Systems LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(17)	(177)	(0.02)%
Cascade Acquiror, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 6.000%	8.649%	5/18/2026	5/18/2033	48,730	48,248	48,243	4.93%
Cascade Acquiror, Inc. (7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 6.000%		5/18/2026	5/18/2033	—	(76)	(78)	(0.01)%
CB Buyer Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.250%	8.982%	7/1/2024	7/1/2031	28,150	27,935	27,447	2.81%

26North BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
CB Buyer Inc (11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.250%	8.982%	7/1/2024	7/1/2031	$4,028	$4,002	$3,927	0.40%
CB Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.250%	8.994%	7/1/2024	7/1/2031	220	201	161	0.02%
CData Software Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.000%	9.673%	7/18/2024	7/18/2030	33,291	32,864	32,793	3.35%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.500%	9.644%	7/18/2024	7/18/2030	1,541	1,508	1,495	0.15%
CData Software Inc (3)(12)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.000%	9.673%	7/18/2024	7/18/2030	2,566	2,566	2,502	0.26%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.500%		7/18/2024	7/18/2030	—	(49)	(55)	(0.01)%
CI (MG) Group, LLC	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.232%	3/27/2025	3/27/2030	28,516	28,165	28,302	2.89%
CI (MG) Group, LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.232%	3/27/2025	3/27/2030	8,632	8,506	8,540	0.87%
CI (MG) Group, LLC (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.500%	9.265%	3/27/2025	3/27/2030	1,767	1,724	1,744	0.18%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.644%	8/7/2024	8/7/2031	34,198	33,780	34,198	3.50%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.644%	5/15/2025	8/7/2031	1,232	1,217	1,232	0.13%
Coding Solutions Acquisition Inc (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(36)	—	—
Coding Solutions Acquisition Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		5/15/2025	8/7/2031	—	(24)	—	—
Coding Solutions Acquisition Inc (3)(7)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(34)	—	—
Cpex Purchaser LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.500%	10.245%	2/29/2024	3/1/2030	33,042	32,525	32,381	3.31%
Cpex Purchaser LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	9.745%	3/26/2025	3/1/2030	1,650	1,637	1,593	0.16%
Cpex Purchaser LLC (3)(12)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.250%	10.147%	2/29/2024	3/1/2030	5,020	5,020	4,883	0.50%
Cpex Purchaser LLC (3)(12)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	9.721%	3/26/2025	3/1/2030	3,298	3,298	3,173	0.32%
Cpex Purchaser LLC (11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%	9.663%	2/29/2024	3/1/2030	13,678	13,503	13,404	1.37%
Dcert Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	9.394%	7/29/2025	7/10/2030	55,001	54,316	54,287	5.55%
Dcert Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.750%		7/29/2025	7/10/2030	—	(54)	(57)	(0.01)%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	8.732%	10/11/2024	10/11/2030	12,099	11,959	12,069	1.23%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.482%	12/23/2025	10/11/2030	5,558	5,509	5,502	0.56%
FH DMI Buyer Inc (11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	8.732%	10/11/2024	10/11/2030	6,755	6,673	6,738	0.69%
FH DMI Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%		12/23/2025	10/11/2030	—	(33)	(75)	(0.01)%
FH DMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 5.000%		10/11/2024	10/11/2030	—	(23)	(5)	(0.00)%
FH DMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.394%	12/23/2025	10/11/2030	516	507	506	0.05%

26North BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Four Winds Interactive LLC	First Lien Senior Secured Term Loan	Interactive Media & Services	SOFR + 5.750%	9.482%	2/20/2025	2/20/2030	$37,100	$36,530	$36,358	3.72%
Four Winds Interactive LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Interactive Media & Services	SOFR + 5.750%	9.482%	2/20/2025	2/20/2030	7,235	7,112	7,090	0.73%
Four Winds Interactive LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Interactive Media & Services	SOFR + 5.750%		2/20/2025	2/20/2030	—	(71)	(97)	(0.01)%
Gainsight Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.418%	4/1/2025	7/30/2027	36,618	36,525	35,885	3.67%
Goldeneye Parent, LLC	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.394%	3/31/2025	3/31/2032	12,650	12,602	12,586	1.29%
Goldeneye Parent, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		3/31/2025	3/31/2032	—	(8)	(9)	(0.00)%
Grand River Aseptic Manufacturing, Inc. (11)	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 6.000%	9.661%	5/15/2026	3/10/2031	13,403	13,271	13,269	1.36%
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.750%	9.411%	3/10/2025	3/10/2031	44,116	43,743	43,233	4.42%
Grand River Aseptic Manufacturing, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.750%		3/10/2025	3/10/2031	—	(107)	(271)	(0.03)%
Guardian Restoration Partners Buyer	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.000%	8.644%	11/1/2024	11/3/2031	4,708	4,660	4,519	0.46%
Guardian Restoration Partners Buyer (11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.000%	8.672%	11/1/2024	11/3/2031	7,885	7,804	7,570	0.77%
Guardian Restoration Partners Buyer (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.000%		11/1/2024	11/3/2031	—	(14)	(48)	(0.00)%
Homecare Software Solutions LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.250%	8.894%	9/26/2024	6/16/2031	28,987	28,779	28,697	2.94%
Icefall Parent Inc	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 4.500%	8.232%	1/26/2024	1/25/2030	24,153	23,832	24,033	2.46%
Icefall Parent Inc (3)(10)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 4.500%		1/26/2024	1/25/2030	—	(34)	(12)	(0.00)%
Jawbreaker Parent, Inc. (12)	First Lien Senior Secured Term Loan	IT Services	SOFR + 4.750%	8.482%	1/29/2026	1/31/2033	42,520	42,122	42,095	4.31%
Jawbreaker Parent, Inc. (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 4.750%		1/29/2026	1/31/2033	—	(26)	(55)	(0.01)%
Jawbreaker Parent, Inc. (11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 4.750%		1/29/2026	1/30/2033	—	—	—	—
Jawbreaker Parent, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 4.750%		1/29/2026	1/31/2033	—	(52)	(55)	(0.01)%
Lightspeed Buyer, Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.750%	8.482%	2/6/2026	2/6/2032	17,447	17,285	17,273	1.77%
Lightspeed Buyer, Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 4.750%		2/6/2026	2/6/2032	—	(36)	(78)	(0.01)%
Lightspeed Buyer, Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.750%	8.399%	2/6/2026	2/6/2032	833	809	807	0.08%
LJ Blueprint Buyer, LLC (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 6.000%		5/29/2026	5/29/2033	—	(33)	(68)	(0.01)%
LJ Blueprint Buyer, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.000%		5/29/2026	5/29/2033	—	(33)	(34)	(0.00)%
LJ Blueprint Buyer, LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.000%	8.370%	5/29/2026	5/29/2033	16,032	15,873	15,872	1.62%
LJ Power Holdings, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.750%		1/30/2026	1/30/2032	—	(129)	(279)	(0.03)%
LJ Power Holdings, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.750%		1/30/2026	1/30/2032	—	(52)	(56)	(0.01)%
LogRhythm Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500% (Incl. 7.500% PIK)	11.163%	7/2/2024	7/2/2029	55,274	54,201	50,438	5.16%
LogRhythm Inc (3)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 7.500%		7/2/2024	7/2/2029	—	(113)	(480)	(0.05)%
Mindbody, Inc. (11)	First Lien Senior Secured Term Loan	Hotels, Restaurants & Leisure	SOFR + 6.000%	9.732%	3/26/2026	3/30/2033	56,908	56,075	56,055	5.73%
Mindbody, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Hotels, Restaurants & Leisure	SOFR + 6.000%		3/26/2026	3/30/2033	—	(167)	(173)	(0.02)%

26North BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Panoramic Health, LLC	First Lien Senior Secured Term Loan	Health Care Providers & Services	SOFR + 6.000%	8.982%	4/29/2026	5/31/2030	$32,838	$32,515	$32,509	3.33%
Panoramic Health, LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Providers & Services	SOFR + 6.000%		4/29/2026	5/31/2030	—	(26)	(54)	(0.01)%
Panoramic Health, LLC (7)(11)	First Lien Senior Secured Revolving Loan	Health Care Providers & Services	SOFR + 6.000%		4/29/2026	5/31/2030	—	(41)	(43)	(0.00)%
Peachtree Buyer, Inc.	First Lien Senior Secured Term Loan	Construction & Engineering	SOFR + 4.500%	8.232%	12/11/2025	12/12/2032	23,469	23,248	23,235	2.38%
Peachtree Buyer, Inc. (11)	First Lien Senior Secured Delayed Draw Term Loan	Construction & Engineering	SOFR + 4.500%	8.232%	12/11/2025	12/12/2032	8,093	8,055	8,012	0.82%
Peachtree Buyer, Inc.	First Lien Senior Secured Term Loan	Construction & Engineering	SOFR + 6.000%	8.732%	4/24/2026	12/12/2032	15,233	15,090	15,080	1.54%
Peachtree Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Construction & Engineering	SOFR + 4.500%	8.153%	12/11/2025	12/12/2032	895	800	835	0.09%
Penn TRGRP Holdings LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	11.482%	10/20/2023	9/27/2030	25,225	24,794	23,774	2.43%
Penn TRGRP Holdings LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	11.422%	10/20/2023	9/27/2030	4,459	4,459	4,150	0.42%
Penn TRGRP Holdings LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%	10.482%	10/20/2023	9/27/2030	2,716	2,657	2,493	0.26%
Philz Coffee, Inc.	First Lien Senior Secured Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%	8.495%	8/5/2025	8/6/2031	23,414	23,008	22,946	2.35%
Philz Coffee, Inc. (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(76)	(177)	(0.02)%
Philz Coffee, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(102)	(118)	(0.01)%
Plus Bidco, LLC	First Lien Senior Secured Term Loan	Food Products	SOFR + 4.750%	8.386%	8/26/2025	8/26/2032	44,173	43,777	43,732	4.47%
Plus Bidco, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Food Products	SOFR + 4.750%	8.585%	8/26/2025	8/26/2032	11,179	11,069	11,052	1.13%
Plus Bidco, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food Products	SOFR + 4.750%		8/26/2025	8/26/2032	—	(48)	(54)	(0.01)%
Project Alliance Buyer LLC	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.666%	8/27/2025	8/27/2031	54,374	53,787	54,374	5.56%
Project Alliance Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		8/27/2025	8/27/2031	—	(109)	—	—
PROS Parent, Inc.	First Lien Senior Secured Term Loan	Airlines	SOFR + 4.750%	8.399%	12/8/2025	12/9/2032	20,215	20,172	20,165	2.06%
PROS Parent, Inc. (3)(9)(11)	First Lien Senior Secured Revolving Loan	Airlines	SOFR + 4.750%		12/8/2025	12/9/2032	—	(5)	(6)	(0.00)%
RH Buyer, Inc.	First Lien Senior Secured Term Loan	Aerospace & Defense	SOFR + 6.750%	10.582%	1/17/2025	1/17/2031	59,100	58,190	56,736	5.80%
RH Buyer, Inc. (11)(12)	First Lien Senior Secured Revolving Loan	Aerospace & Defense	SOFR + 6.750%	10.569%	1/17/2025	1/17/2031	6,221	6,122	5,972	0.61%
RTI Surgical, Inc.	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.413%	9/24/2025	9/25/2032	50,601	50,140	50,348	5.15%
RTI Surgical, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		9/24/2025	9/25/2032	—	(91)	(51)	(0.01)%
Runway Bidco LLC	First Lien Senior Secured Term Loan	Software	SOFR + 4.500%	8.232%	12/17/2024	12/17/2031	20,005	19,842	19,405	1.98%
Runway Bidco LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 4.500%		12/17/2024	12/17/2031	—	(20)	(151)	(0.02)%
Runway Bidco LLC (3)(10)	First Lien Senior Secured Revolving Loan	Software	SOFR + 4.500%		12/17/2024	12/17/2031	—	(20)	(75)	(0.01)%
Sapphire Software Buyer Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.000%	8.732%	9/30/2024	9/30/2031	30,232	29,987	29,930	3.06%
Sapphire Software Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.000%		9/30/2024	9/30/2031	—	(29)	(37)	(0.00)%
Serrano Parent LLC	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.150%	10/18/2023	5/13/2030	28,368	27,921	26,737	2.73%
SingleStore Inc (11)	First Lien Senior Secured Term Loan	Software	SOFR + 6.250%	9.942%	10/16/2025	10/16/2031	29,889	29,628	29,590	3.03%

26North BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
SingleStore Inc (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.250%	9.942%	10/16/2025	10/16/2031	$1,405	$1,405	$1,371	0.14%
SingleStore Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.250%		10/16/2025	10/16/2031	—	(31)	(35)	(0.00)%
Syndigo LLC	First Lien Senior Secured Term Loan	Food & Staples Retailing	SOFR + 5.000%	8.666%	8/29/2025	9/2/2032	25,865	25,647	25,606	2.62%
Syndigo LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food & Staples Retailing	SOFR + 5.000%	8.666%	8/29/2025	9/2/2032	559	528	524	0.05%
Thunder Buyer Inc	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.482%	10/17/2024	10/17/2030	16,270	16,090	16,067	1.64%
Thunder Buyer Inc (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.413%	10/17/2024	10/17/2030	747	700	655	0.07%
Thunder Buyer Inc (3)(7)(12)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.726%	10/17/2024	10/17/2030	1,318	1,273	1,269	0.13%
UFT Buyer LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 5.000% (Incl. 2.750% PIK)	8.732%	12/3/2025	12/6/2032	13,626	13,502	13,490	1.38%
UFT Buyer LLC (3)(7)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 5.000% (Incl. 2.750% PIK)	8.715%	12/3/2025	12/6/2032	1,176	1,148	1,127	0.12%
UFT Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 5.000%		12/3/2025	12/6/2032	—	(17)	(18)	(0.00)%
Univista Intermediate Holdco, LLC	First Lien First Out Term Loan	Insurance	SOFR + 3.850%	7.494%	1/10/2025	1/10/2030	18,549	18,305	18,224	1.86%
Univista Intermediate Holdco, LLC	First Lien Last Out Term Loan	Insurance	SOFR + 6.531%	10.142%	1/10/2025	1/10/2030	20,811	20,469	20,342	2.08%
Unlimited Technology Holdings, LLC (12)	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.250% (Incl. 2.750% PIK)	8.982%	3/12/2025	3/12/2032	17,275	17,201	16,930	1.73%
Unlimited Technology Holdings, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.250%		3/12/2025	3/12/2032	—	(9)	(46)	(0.00)%
Xactly Corporation	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	10.016%	7/12/2024	7/30/2027	25,202	25,152	24,824	2.54%
Xactly Corporation (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/12/2024	7/30/2027	—	(3)	(24)	(0.00)%
Zone & Company Software Consulting LLC (12)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.177%	9/13/2024	9/13/2030	48,720	48,089	48,111	4.92%
Zone & Company Software Consulting LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%		2/12/2025	9/13/2030	—	(67)	(122)	(0.01)%
Zone & Company Software Consulting LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%	10.185%	9/13/2024	9/13/2030	3,015	3,015	2,970	0.30%
Zone & Company Software Consulting LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(84)	(79)	(0.01)%
Total Debt Investments								$1,755,993	$1,744,106	178.33%

26North BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Equity
Excalibur Parent Holdings LP	Common Stock	IT Services			7/2/2024		519	$—	$—	—
FH DMI Buyer Inc (11)	Common Stock	Health Care Equipment & Supplies			10/11/2024		593	612	587	0.06%
Great Dane Intermediate Holding I LLC (11)	Preferred Equity	Software		14.00% PIK	7/21/2025		22,765	22,215	21,456	2.19%
Philz Coffee, Inc. (11)	Common Stock	Hotels, Restaurants & Leisure			8/5/2025		25,831	2,583	2,653	0.27%
Total Equity								25,410	24,696	2.52%
Total Portfolio Investments								$1,781,403	$1,768,802	180.85%

Short-Term Investments
Dreyfus Treasury Obligations Cash Management Money Market Fund				3.52%				37,381	37,381	3.82%
Total Investments at Fair Value								$1,818,784	$1,806,183	184.67%

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
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of June 30, 2026, the reference rates for the floating rate loans were the 1 Month SOFR of 3.65%, 3 Month SOFR of 3.73% and 6 Month SOFR of 3.85%.
(5)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the 1940 Act (as defined below), the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, the Company had no non-qualifying assets.
(7)
Unfunded loan commitment is subject to a 0.50% unused commitment fee.
(8)
Unfunded loan commitment is subject to a 1.00% unused commitment fee.
(9)
Unfunded loan commitment is subject to a 0.375% unused commitment fee.
(10)
Unfunded loan commitment is subject to a 0.25% unused commitment fee.
(11)
Investment is not pledged as collateral under the Asset-Based Facility.
(12)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2026

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

June 30, 2026

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2026 (the “Annual Report”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim period presented have been included. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

The Company consolidated the results of the Company’s wholly owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2026, the Company’s only consolidated subsidiary was Financing SPV.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, no loans in the portfolio were on non-accrual status.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2026 and December 31, 2025, the Company had unamortized deferred financing costs of $3.5 million and $4.8 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.

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

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company, is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. For the three and six months ended June 30, 2026 and 2025, the Company did not incur organizational or offering cost.

Recent Accounting Pronouncements

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

For the three and six months ended June 30, 2026, Management Fees were $3.2 million and $5.9 million, respectively. For the three and six months ended June 30, 2025, Management Fees were $1.8 million and $3.3 million, respectively. As of June 30, 2026 and December 31, 2025, $3.2 million and $2.5 million, respectively, was payable to the Adviser for Management Fees.

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

For the three and six months ended June 30, 2026, $2.3 million and $4.1 million of Investment Income Incentive Fees were accrued to the Adviser, respectively. For the three and six months ended June 30, 2025, $1.3 million and $2.3 million of Investment Income Incentive Fees were accrued to the Adviser, respectively. As of June 30, 2026 and December 31, 2025, $2.3 million and $1.7 million was payable to the Adviser for Investment Income Incentive Fees, respectively.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The Company did not accrue cumulative Capital Gains Incentive Fees as of June 30, 2026 and December 31, 2025 since there were cumulative net unrealized and realized losses as of such dates.

For the three and six months ended June 30, 2026, the Company did not accrue any Capital Gains Incentive Fee since there were cumulative net unrealized and realized losses as of such date. For the three and six months ended June 30, 2025, the Company accrued $75 thousand and $53 thousand of Capital Gains Incentive Fees, respectively.

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

For the three and six months ended June 30, 2026, the Company incurred expenses payable under the Administration Agreement of $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2025, the Company incurred expenses payable under the Administration Agreement of $0.8 million and $1.5 million, respectively.

The Administrator, on behalf of the Company and at the Company’s expense, may retain one or more service providers that may or may not also be affiliates of 26North to serve as sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for the Company. Any fees the Company pays, or indemnification obligations the Company undertakes, in respect of the Administrator and those other service providers that are 26North affiliates, will be set at arm’s length and approved by the Independent Directors. The Administrator entered into a sub-administration agreement with SEI Global Services, Inc. ("SEI") on behalf of the Company, pursuant to which SEI receives compensation for its services.

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

As of June 30, 2026, the total amount of Expense Payments provided by the Adviser was $8.2 million. Other than the amount disclosed as payable on the balance sheet, the Company did not have any obligation to make a Reimbursement Payment as of June 30, 2026. As of June 30, 2026, the amount of unreimbursed Expense Payments provided by the Adviser was $2.6 million. For the six months ended June 30, 2026 and 2025, the Adviser did not provide any Expense Payments. For the six months ended June 30, 2026 and 2025, the Company made Reimbursement Payments of $1.1 million and $0.5 million to the Adviser, respectively. The Company may or may not reimburse remaining Expense Payments in the future.

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

4. INVESTMENTS

The following tables summarize the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Senior Secured Debt	$1,715,633	$1,703,430	94.3%	$1,308,747	$1,308,356	92.3%
First Lien Last Out Unitranche Debt	20,469	20,342	1.1%	20,419	20,342	1.4%
First Lien Corporate Bond	19,891	20,334	1.1%	—	—	—
Preferred Equity	22,215	21,456	1.2%	20,718	20,789	1.5%
Common Equity	3,195	3,240	0.2%	3,195	3,245	0.2%
Short-term Investments⁽¹⁾	37,381	37,381	2.1%	65,057	65,057	4.6%
Total Investments	$1,818,784	$1,806,183	100.0%	$1,418,136	$1,417,789	100.0%

(1) As of December 31, 2025, the Company made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2025, the amortized cost and fair value of money market investments held by the Company was $65,057.

The industry composition of investments at fair value, excluding short-term investments, was as follows:

	June 30, 2026		December 31, 2025
	Fair Value	Percent of Total Investments at Fair Value	Fair Value	Percent of Total Investments at Fair Value
Software	$268,788	15.2%	$251,607	18.5%
IT Services	203,528	11.5%	162,648	12.0%
Health Care Technology	167,675	9.5%	148,902	11.0%
Pharmaceuticals	158,770	9.0%	102,907	7.6%
Diversified Financial Services	105,318	6.0%	102,136	7.6%
Diversified Consumer Services	91,442	5.2%	49,016	3.6%
Hotels, Restaurants & Leisure	81,186	4.6%	25,359	1.9%
Life Sciences Tools & Services	80,865	4.6%	80,085	5.9%
Air Freight & Logistics	67,316	3.8%	8,433	0.6%
Aerospace & Defense	62,708	3.5%	62,911	4.7%
Professional Services	60,599	3.4%	41,855	3.1%
Food Products	54,730	3.1%	43,912	3.2%
Construction & Engineering	47,162	2.7%	23,971	1.8%
Interactive Media & Services	43,351	2.5%	36,300	2.7%
Multi-Utilities	38,627	2.2%	37,901	2.8%
Insurance	38,566	2.2%	38,762	2.9%
Commercial Services & Supplies	37,853	2.1%	29,395	2.2%
Semiconductors & Semiconductor Equipment	35,961	2.0%	35,936	2.7%
Health Care Providers & Services	32,412	1.8%	-	0.0%
Food & Staples Retailing	26,130	1.5%	25,700	1.9%
Health Care Equipment & Supplies	25,322	1.4%	24,837	1.8%
Chemicals	20,334	1.1%	-	0.0%
Airlines	20,159	1.1%	20,159	1.5%
Total	$1,768,802	100.0%	$1,352,732	100.0%

The geographic composition of investments at cost and fair value, excluding short-term investments,was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
United States	$1,781,403	$1,768,802	100.0%	$1,353,079	$1,352,732	100.0%
Total	$1,781,403	$1,768,802	100.0%	$1,353,079	$1,352,732	100.0%

5. FAIR VALUE MEASUREMENTS

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Debt	$—	$—	$1,703,430	$1,703,430
First Lien Last Out Unitranche Debt	—	—	20,342	20,342
First Lien Corporate Bond	—	20,334	—	20,334
Preferred Equity	—	—	21,456	21,456
Common Equity	—	—	3,240	3,240
Short-term Investments	37,381	—	—	37,381
Total Investments at Fair Value	$37,381	$20,334	$1,748,468	$1,806,183

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Secured	$—	$—	$1,308,356	$1,308,356
First Lien Last Out Unitranche Debt	—	—	20,342	20,342
Preferred Equity	—	—	20,789	20,789
Common Equity	—	—	3,245	3,245
Short-term Investments⁽¹⁾	65,057	—	—	65,057
Total Investments at Fair Value	$65,057	$—	$1,352,732	$1,417,789

(1) Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less. This presentation change was adopted beginning in the year ended December 31, 2025.

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended June 30, 2026 (amounts in thousands):

Three Months Ended June 30, 2026	First Lien Senior Secured	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	1,524,094	20,342	3,776	20,045	$1,568,257
Purchase of investments	256,781	—	—	—	256,781
Proceeds from principal repayments and sales of investments	(76,222)	—	—	—	(76,222)
Amortization of premium/accretion of discount, net	466	22	—	—	488
Receipt of paid-in-kind interest and dividend	752	—	—	1,497	2,249
Net realized gain (loss) on investments	13	—	—	—	13
Net change in unrealized appreciation (depreciation) on investments	(2,454)	(22)	(536)	(86)	(3,098)
Transfers out of Level 3	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—
Fair value, end of period	$1,703,430	$20,342	$3,240	$21,456	$1,748,468
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2026	(2,327)	(22)	(536)	(86)	(2,971)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2026 (amounts in thousands):

Six Months Ended June 30, 2026	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	1,308,356	20,342	3,245	20,789	$1,352,732
Purchase of investments	486,759	—	—	—	486,759
Proceeds from principal repayments and sales of investments	(82,911)	—	—	—	(82,911)
Amortization of premium/accretion of discount, net	1,676	50	—	—	1,726
Receipt of paid-in-kind interest and dividend	1,349	—	—	1,497	2,846
Net realized gain (loss) on investments	13	—	—	—	13
Net change in unrealized appreciation (depreciation) on investments	(11,812)	(50)	(5)	(830)	(12,697)
Transfers out of Level 3	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—
Fair value, end of period	$1,703,430	$20,342	$3,240	$21,456	$1,748,468
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2026	(11,685)	(50)	(5)	(830)	(12,570)

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

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the six months ended June 30, 2025 (amounts in thousands):

Six Months Ended June 30, 2025	First Lien Senior Secured	First Lien Last Out Unitranche Debt	Common Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$666,141
Purchase of investments	304,859	20,347	—	325,206
Proceeds from principal repayments and sales of investments	(13,338)	—	—	(13,338)
Amortization of premium/accretion of discount, net	1,135	44	—	1,179
Receipt of paid-in-kind interest	978	—	—	978
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	605	(49)	(28)	528
Transfers out of Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Fair value, end of period	$959,980	$20,342	$372	$980,694
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2025	605	(49)	(28)	528

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2026 and December 31, 2025, respectively (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of June 30, 2026	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured Debt	$1,703,430	Income Approach	Discount Rate	8.60% - 16.09%	10.48%
First Lien Last Out Unitranche Debt	20,342	Income Approach	Discount Rate	11.82%	N/A
Preferred Equity	21,456	Income Approach	Discount Rate	15.92%	N/A
Common Equity	3,240	Market Approach	EBITDA Multiple	9.4x - 15.1x	10.4x
Total	$1,748,468

Asset Class	Fair Value as of December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured	$1,308,356	Income Approach	Discount Rate	7.80% - 12.89%	9.61%
First Lien Last Out Unitranche Debt	20,342	Income Approach	Discount Rate	11.06%	N/A
Preferred Equity	20,789	Income Approach	Discount Rate	15.30%	N/A
Common Equity	3,245	Market Approach	EBITDA Multiple	10.0x-14.9x	10.98x
Total	$1,352,732

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and the market approach to determine the fair value of certain Level 3 assets as of June 30, 2026 and December 31, 2025. The significant unobservable input used in the income approach is the discount rate, which is used to discount the estimated future cash flows expected to be received from the underlying investment. A significant increase (decrease) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable input used in the market approach is the comparable company EBITDA multiple, which is used to estimate the enterprise value of the underlying investment. A significant increase (decrease) in the EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage ratio was 216.4% and 178.0%, respectively.

The Company’s outstanding debt obligations as of June 30, 2026 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$375,000	$375,000	$125,000	10/18/2028
Subscription Facility	650,000	464,580	464,580	185,420	9/4/2026
Total	$1,150,000	$839,580	$839,580	$310,420

The Company’s outstanding debt obligations as of December 31, 2025 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$375,000	$375,000	$125,000	10/18/2028
Subscription Facility	450,000	404,160	404,160	45,840	9/4/2026
Total	$950,000	$779,160	$779,160	$170,840

(1)
The unused portion is the amount upon which commitment fees are based, if any.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$12,971	$8,604	$24,949	$16,307
Unused/undrawn fees	221	203	423	531
Amortization of deferred financing costs	776	625	1,445	1,109
Total interest expense	$13,968	$9,432	$26,817	$17,947
Average borrowings	$901,692	$519,540	$866,920	$486,905
Weighted average interest rate (1)	5.87%	6.80%	5.90%	6.97%
Amortization of deferred financing costs	0.35%	0.48%	0.34%	0.46%
Total borrowing costs	6.22%	7.28%	6.24%	7.43%

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

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of June 30, 2026, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

As of June 30, 2026, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

Subscription Facility

The Company is party to a Loan and Security Agreement, originally dated February 7, 2025, by and among the Company, as borrower, 26North Direct Lending LP, as portfolio manager, the lenders Party thereto, and JPMorgan Chase Bank, National Association, as administrative agent, currently providing for a senior secured revolving credit facility to the Company of $650 million (as amended from time to time, the “Subscription Facility”). The size of the Subscription Facility may be increased to up to $750 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on unfunded Capital Commitments of the investors in the Company. 26North Direct Lending LP serves as the portfolio manager under the Subscription Facility. Proceeds from borrowings under the Subscription Facility are to be used to, among other things, facilitate investments and for the timely payment of the Company’s expenses.

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

As of June 30, 2026, to the Company’s knowledge, the Company was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	June 30, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$2,195,607	$1,251,183	43.01%	$2,070,439	$1,491,295	27.97%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded commitments by investment types (amounts in thousands):

		Commitment	Unfunded Commitment Balances
Portfolio Company	Commitment Type	Expiration Date	June 30, 2026	December 31, 2025
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	11/8/2028	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,066	2,732
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	9/19/2027	1,736	10,051
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	1,884	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	5,297	5,297
Apple Bidco Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	7/22/2028	11,742	—
Apple Bidco Holdings, Inc.	First Lien Senior Secured Revolving Loan	1/22/2033	3,187	—
Aprio Advisory Group LLC	First Lien Senior Secured Delayed Draw Term Loan	12/23/2027	36,101	38,706
Aprio Advisory Group LLC	First Lien Senior Secured Revolving Loan	8/1/2031	3,138	3,138
Archduke Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/3/2032	3,000	3,000
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	995	2,161
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	2,080	2,080
Azurite Intermediate Holdings Inc	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	—	1,497
Baxter Planning Systems LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,135	2,205
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2031	—	3,785
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	1,541	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	1,749	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
Celerion Buyer, Inc.	First Lien Senior Secured Revolving Loan	11/3/2028	—	344
CI (MG) Group, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	3,619	6,425
CI (MG) Group, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	1,310	1,292
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	1,325	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2031	3,932	5,257
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	2,978
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	1,879	—
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	251	—
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	—	1,176
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	—	1,710

		Commitment	Unfunded Commitment Balances
Portfolio Company	Commitment Type	Expiration Date	June 30, 2026	December 31, 2025
Dcert Buyer, Inc.	First Lien Senior Secured Revolving Loan	7/10/2030	4,425	3,573
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/11/2030	7,473	7,473
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	2,042	3,074
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	516	—
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	—	7,253
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	4,835
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	1,850
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	13,574	13,574
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	—	1,307
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	1,192	207
Icefall Parent Inc	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
Jawbreaker Parent, Inc.	First Lien Senior Secured Delayed Draw Term Loan	1/30/2029	5,546	—
Jawbreaker Parent, Inc.	First Lien Senior Secured Revolving Loan	1/31/2033	5,546	—
Lightspeed Buyer, Inc	First Lien Senior Secured Delayed Draw Term Loan	2/6/2032	7,812	—
Lightspeed Buyer, Inc	First Lien Senior Secured Revolving Loan	2/6/2032	1,771	—
LJ Power Holdings, LLC	First Lien Senior Secured Delayed Draw Term Loan	1/30/2028	27,864	—
LJ Power Holdings, LLC	First Lien Senior Secured Revolving Loan	1/30/2032	5,573	—
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
LJ Blueprint Buyer, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/29/2028	6,750	—
LJ Blueprint Buyer, LLC	First Lien Senior Secured Revolving Loan	5/29/2033	3,375	—
Mindbody, Inc.	First Lien Senior Secured Revolving Loan	3/30/2033	11,507	—
Panoramic Health, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/31/2030	5,383	—
Peachtree Buyer, Inc.	First Lien Senior Secured Delayed Draw Term Loan	12/12/2032	—	8,113
Peachtree Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/12/2032	5,069	4,462
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	917	1,793
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	1,164	1,746
Philz Coffee, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/6/2031	8,847	8,847
Philz Coffee, Inc.	First Lien Senior Secured Revolving Loan	8/6/2031	5,898	5,898
Plus Bidco, LLC	First Lien Senior Secured Delayed Draw Term Loan	8/26/2027	1,442	12,621
Plus Bidco, LLC	First Lien Senior Secured Revolving Loan	8/26/2032	5,409	5,048
Project Alliance Buyer LLC	First Lien Senior Secured Revolving Loan	8/27/2031	10,464	4,616
PROS Parent, Inc.	First Lien Senior Secured Revolving Loan	12/9/2032	2,344	2,344
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	—	1,991
RTI Surgical, Inc.	First Lien Senior Secured Revolving Loan	9/25/2032	10,171	10,171
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
SingleStore Inc	First Lien Senior Secured Delayed Draw Term Loan	10/16/2031	2,001	3,406
SingleStore Inc	First Lien Senior Secured Revolving Loan	10/16/2031	3,475	3,475
Syndigo LLC	First Lien Senior Secured Revolving Loan	9/2/2032	2,935	3,494
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	6,568	6,929
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	2,587	3,123

		Commitment	Unfunded Commitment Balances
Portfolio Company	Commitment Type	Expiration Date	June 30, 2026	December 31, 2025
UFT Buyer LLC	First Lien Senior Secured Delayed Draw Term Loan	12/6/2032	3,751	4,922
UFT Buyer LLC	First Lien Senior Secured Revolving Loan	12/6/2032	1,846	1,846
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	2,294
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	9,742	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	569	1,460
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$337,067	$294,911

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any pending or threatened material litigation.

8. NET ASSETS

Subscriptions and Drawdowns

The Company has the authority to issue 1,000,000,000 shares of Common Stock of beneficial interest at $0.001 per share par value.

During the six months ended June 30, 2026 and 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2026, the Company had received Capital Commitments totaling $2,195.6 million ($1,251.2 million remaining undrawn), of which $104.8 million ($62.8 million remaining undrawn) are from affiliates of the Adviser.

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns for the six months ended June 30, 2026 (dollars in thousands except per share amounts):

Common Stock Issuance Date	Number of Shares of Common Stock Issued	Aggregate Offering Proceeds
March 12, 2026	2,527,643	$63,393
March 23, 2026	5,797,300	145,718
June 24, 2026	6,297,671	156,170
Total	14,622,614	$365,281

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

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT

The following table reflects the distributions declared on the Company’s shares of Common Stock for the six months ended June 30, 2026 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
February 27, 2026	February 27, 2026	March 12, 2026	$0.63	$15,166
May 6, 2026	May 31, 2026	June 11, 2026	$0.63	$20,578

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

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the six months ended June 30, 2026 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
March 12, 2026	$6,661	265,580
June 11, 2026	8,594	347,170
Total	$15,255	612,750

Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the Company’s DRIP during the six months ended June 30, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
March 13, 2025	$3,551	141,715
June 12, 2025	5,195	207,192
Total	$8,746	348,907

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$17,827	$12,440	$24,710	$21,221
Weighted average shares of common stock outstanding (basic and diluted)	33,224,557	18,600,825	29,271,113	16,581,952
Earnings (loss) per share	$0.54	$0.68	$0.84	$1.28

11. FINANCIAL HIGHLIGHTS

	For the Six Months Ended June 30,
	2026	2025
Per share data:
Net asset value, beginning of period	$25.26	$25.31
Net investment income (loss) (1)	1.26	1.25
Net realized and unrealized gain (loss) (2)	(0.39)	0.01
Net increase (decrease) in net assets from operations	0.87	1.26
Distributions declared (3)	(1.26)	(1.26)
Total increase (decrease) in net assets	(0.39)	0.00
Net asset value, end of period	$24.87	$25.31
Shares Outstanding, end of period	39,308,660	18,764,757
Total Return (4)	3.49%	4.98%
Ratios
Ratio of net expenses to average net assets (5)	11.56%	13.45%
Ratio of net investment income (loss) to average net assets (5)	10.25%	10.00%
Portfolio turnover rate (6)	5.31%	1.56%
Supplemental Data
Net Assets, end of period	$977,631	$474,973
Weighted average shares outstanding	29,271,113	16,581,952
Total capital commitments, end of period	$2,195,607	$1,927,612
Average debt outstanding	$866,920	$486,905
Asset coverage ratio	216.4%	188.8%
Ratio of total contributed capital to total committed capital, end of period	43.01%	23.71%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the six months ended June 30, 2026 and 2025 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
(5)
Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs and capital gains incentive fees. For the six months ended June 30, 2026 and 2025, the ratio of total operating expenses to average net assets was 11.32% and 13.23% respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (0.24%) and (0.22%) respectively, of average net assets.
(6)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.

12. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2026, except as discussed below.

On August 5, 2026 the Board declared a quarterly dividend of $0.63 per share payable on September 10, 2026 to Stockholders of record as of August 6, 2026.

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

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Part I, Item 1 of this Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

As of June 30, 2026 and December 31, 2025, the weighted average yield on the principal amount of our outstanding debt investments was approximately 9.26% and 9.40%, respectively.

Portfolio Composition

The total value of our investment portfolio, excluding short-term investments, was $1,768.8 million as of June 30, 2026, compared to $1,352.7 million as of December 31, 2025. As of June 30, 2026, we had investments in 54 portfolio companies with an aggregate cost of $1,781.4 million. As of December 31, 2025, we had investments in 45 portfolio companies with an aggregate cost of $1,353.1 million. As of June 30, 2026 and December 31, 2025, none of our portfolio companies represented greater than 10% of the total fair value of our investment portfolio.

As of June 30, 2026, our investment portfolio, excluding short-term investments, consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$1,715,633	96.4%	$1,703,430	96.3%
Last-out unitranche 1st lien notes	20,469	1.1%	20,342	1.2%
1st lien corporate bond	19,891	1.1%	20,334	1.1%
Preferred equity	22,215	1.2%	21,456	1.2%
Common equity	3,195	0.2%	3,240	0.2%
	$1,781,403	100.0%	$1,768,802	100.0%

As of December 31, 2025, our investment portfolio, excluding short-term investments, consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$1,308,747	96.8%	$1,308,356	96.8%
Last-out unitranche 1st lien notes	20,419	1.5%	20,342	1.5%
Preferred equity	20,718	1.5%	20,789	1.5%
Common equity	3,195	0.2%	3,245	0.2%
	$1,353,079	100.0%	$1,352,732	100.0%

Investment Activity

During the six months ended June 30, 2026, we made 10 new investments totaling $332.7 million and made investments in existing portfolio companies of $173.9 million. During the six months ended June 30, 2026, we received $82.9 million of portfolio company principal payments and sales of investments.

Total portfolio investment activity for the six months ended June 30, 2026, was as follows (amounts in thousands):

Six Months Ended June 30, 2026	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	First Lien Corporate Bond	Common Equity	Preferred Equity	Total
Fair value, beginning of period	1,308,356	20,342	—	3,245	20,789	$1,352,732
Purchase of investments	486,759	—	19,851	—	—	506,610
Proceeds from principal repayments and sales of investments	(82,911)	—	—	—	—	(82,911)
Amortization of premium/accretion of discount, net	1,676	50	40	—	—	1,766
Receipt of paid-in-kind interest and dividend	1,349	—	—	—	1,497	2,846
Net realized gain (loss) on investments	13	—	—	—	—	13
Net change in unrealized appreciation (depreciation) on investments	(11,812)	(50)	443	(5)	(830)	(12,254)
Transfers out of Level 3	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—
Fair value, end of period	$1,703,430	$20,342	$20,334	$3,240	$21,456	$1,768,802
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2026	(11,685)	(50)	443	(5)	(830)	(12,127)

During the six months ended June 30, 2025, we made 8 new investments totaling $275.9 million and made investments in existing portfolio companies of $49.3 million. During the six months ended June 30, 2025, we received $13.3 million of portfolio company principal payments.

Total portfolio investment activity for the six months ended June 30, 2025 was as follows (amounts in thousands):

Six Months Ended June 30, 2025	First Lien Senior Secured	First Lien Last Out Unitranche Debt	Common Equity	Total
Fair value, beginning of period	$665,741	$—	$400	$666,141
Purchase of investments	304,859	20,347	—	325,206
Proceeds from principal repayments and sales of investments	(13,338)	—	—	(13,338)
Amortization of premium/accretion of discount, net	1,135	44	—	1,179
Receipt of paid-in-kind interest	978	—	—	978
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	605	(49)	(28)	528
Transfers out of Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Fair value, end of period	$959,980	$20,342	$372	$980,694
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2025	605	(49)	(28)	528

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of June 30, 2026 and December 31, 2025 (amounts in thousands).

	June 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$68,662	3.9%	$—	—
Grade 2	1,650,182	93.3%	1,352,732	100.0%
Grade 3	49,958	2.8%	—	—
Grade 4	—	—	—	—
Total Investments	$1,768,802	100.0%	$1,352,732	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2026 and December 31, 2025, we had no non-accrual assets.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

The following table represents the operating results for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$42,816	$26,706	$79,098	$48,625
Net operating expenses	21,826	14,990	42,064	27,861
Net investment income before excise tax	20,990	11,716	37,034	20,764
Excise tax expense	34	21	83	71
Net investment income after excise tax	20,956	11,695	36,951	20,693
Net realized gains (losses)	13	-	13	-
Net unrealized appreciation / (depreciation)	(3,142)	745	(12,254)	528
Net increase in net assets resulting from operations	$17,827	$12,440	$24,710	$21,221

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total interest income	$39,172	$25,973	$73,780	$47,165
Total dividend income	743	—	1,496	—
Total payment-in-kind interest income	2,267	467	2,793	978
Total other income	365	266	689	482
Total fee income	269	—	340	—
Total investment income	$42,816	$26,706	$79,098	$48,625

Investment income for the three and six months ended June 30, 2026 and 2025, was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and other debt expenses	$13,968	$9,432	$26,817	$17,947
Management fees	3,165	1,804	5,910	3,293
Investment income incentive fees	2,332	1,310	4,115	2,313
Administrative service expenses	775	764	1,532	1,548
Other general and administrative expenses	911	693	1,675	1,561
Professional fees	475	462	965	696
Capital gains incentive fees	—	75	—	53
Total expenses	$21,626	$14,540	$41,014	$27,411
Expense support recoupment	200	450	1,050	450
Net expenses	$21,826	$14,990	$42,064	$27,861

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. For the three and six months ended June 30, 2026, the Company incurred $0.5 million and $1.0 million in professional fees, respectively. For the three and six months ended June 30, 2025, the Company incurred $0.5 million and $0.7 million in professional fees, respectively.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3. Significant Agreements and Related Party Transactions to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and six months ended June 30, 2026, the Company incurred $0.8 million and $1.5 million of administrative service expenses, respectively. For the three and six months ended June 30, 2025, the Company incurred $0.8 million and $1.5 million of administrative service expenses, respectively.

Interest and Other Debt Expenses

Interest and other financing fees for the six months ended June 30, 2026, were attributable to borrowings under the various borrowing facilities (as discussed below under “Liquidity and Capital Resources”). For the three and six months ended June 30, 2026, the Company incurred $14.0 million and $26.8 million in interest and other debt expenses, respectively. For the three and six months ended June 30, 2025, the Company incurred $9.4 million and $17.9 million in interest and other debt expenses, respectively.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the three and six months ended June 30, 2026 and 2025, the Company did not incur offering costs.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three and six months ended June 30, 2026, the Company incurred $0.9 million and $1.7 million in other general and administrative expenses, respectively. For the three and six months ended June 30, 2025, the Company incurred $0.7 million and $1.6 million in other general and administrative expenses, respectively.

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

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2026, the Company incurred Management Fees of $3.2 million and $5.9 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Management Fees of $1.8 million and $3.3 million, respectively.

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

For the three and six months ended June 30, 2026, the Company incurred Incentive Fees of $2.3 million and $4.1 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Incentive Fees of $1.4 million and $2.3 million, respectively.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 and 2025 was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-Control / Non-Affiliate investments	$(3,142)	$745	$(12,254)	$528
Net unrealized appreciation / (depreciation) on investments	$(3,142)	$745	$(12,254)	$528

For the three and six months ended June 30, 2026, we recorded net unrealized depreciation on our current portfolio of $3.1 million and

$12.3 million, respectively. The net unrealized depreciation on the Company's current portfolio primarily resulted from (1) fair value adjustments across our portfolio company investments related to market-wide credit spread widening and (2) isolated deterioration in the performance of certain portfolio companies.

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

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio as of June 30, 2026 and December 31, 2025 was 216.4% and 178.0%, respectively.

Cash Flows

For the six months ended June 30, 2026, we experienced a net increase in cash in the amount of $7.0 million. During that period, our operating activities used $397.9 million in cash, consisting primarily of purchases of portfolio investments of $506.6 million. In addition, financing activities provided net cash of $404.9 million, consisting primarily of net borrowings under the Asset-Based Facility and Subscription Facility of $60.4 million and proceeds from the issuance of Common Stock of $365.3 million. As of June 30, 2026, we had $12.9 million of cash and cash equivalents on hand.

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

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of June 30, 2026, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements.

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

As of June 30, 2026, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

As of June 30, 2026, total commitments under the Asset-Based Facility were $500.0 million and we had U.S. dollar borrowings of $375.0 million outstanding with a weighted average interest rate of 5.96%.

Subscription Facility

The Company is party to the Subscription Facility (as amended by Amendment No. 2) providing for a senior secured revolving credit facility. The size of the Subscription Facility may be increased to up to $750 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on unfunded Capital Commitments of the investors in the Company. 26North Direct Lending LP serves as the portfolio manager under the Subscription Facility. Proceeds from borrowings under the Subscription Facility are to be used to, among other things, facilitate investments and for the timely payment of the Company’s expenses.

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

As of June 30, 2026, to the Company’s knowledge, the Company was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

As of June 30, 2026, total commitments under the Subscription Facility were $650.0 million and we had U.S. dollar borrowings of $464.6 million outstanding with a weighted average interest rate of 5.46%.

As of June 30, 2026, we had total U.S. dollar borrowings of $839.6 million outstanding under the Asset-Based Facility and Subscription Facility with a weighted average interest rate of 5.68%.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of June 30, 2026 and December 31, 2025 was as follows (amounts in thousands):

		Commitment	Unfunded Commitment Balances
Portfolio Company	Commitment Type	Expiration Date	June 30, 2026	December 31, 2025
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	11/8/2028	$5,353	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,066	2,732
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	9/19/2027	1,736	10,051
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	1,884	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	5,297	5,297
Apple Bidco Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	7/22/2028	11,742	—
Apple Bidco Holdings, Inc.	First Lien Senior Secured Revolving Loan	1/22/2033	3,187	—
Aprio Advisory Group LLC	First Lien Senior Secured Delayed Draw Term Loan	12/23/2027	36,101	38,706
Aprio Advisory Group LLC	First Lien Senior Secured Revolving Loan	8/1/2031	3,138	3,138
Archduke Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/3/2032	3,000	3,000
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	995	2,161
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	2,080	2,080
Azurite Intermediate Holdings Inc	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	—	1,497
Baxter Planning Systems LLC	First Lien Senior Secured Revolving Loan	5/20/2031	1,475	1,475
CB Buyer Inc	First Lien Senior Secured Revolving Loan	7/1/2031	2,135	2,205
CB Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	7/1/2031	—	3,785
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	1,541	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2026	1,749	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
Celerion Buyer, Inc.	First Lien Senior Secured Revolving Loan	11/3/2028	—	344
CI (MG) Group, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	3,619	6,425
CI (MG) Group, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	1,310	1,292
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2026	1,325	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	8/7/2031	3,932	5,257
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	2,978
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	1,879	—
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	251	—
Cpex Purchaser, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	—	1,176
Cpex Purchaser, LLC	First Lien Senior Secured Revolving Loan	3/1/2030	—	1,710

		Commitment	Unfunded Commitment Balances
Portfolio Company	Commitment Type	Expiration Date	June 30, 2026	December 31, 2025
Dcert Buyer, Inc.	First Lien Senior Secured Revolving Loan	7/10/2030	4,425	3,573
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/11/2030	7,473	7,473
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	2,042	3,074
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	516	—
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	—	7,253
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	4,835
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	1,850
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	13,574	13,574
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	—	1,307
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	1,192	207
Icefall Parent Inc	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
Jawbreaker Parent, Inc.	First Lien Senior Secured Delayed Draw Term Loan	1/30/2029	5,546	—
Jawbreaker Parent, Inc.	First Lien Senior Secured Revolving Loan	1/31/2033	5,546	—
Lightspeed Buyer, Inc	First Lien Senior Secured Delayed Draw Term Loan	2/6/2032	7,812	—
Lightspeed Buyer, Inc	First Lien Senior Secured Revolving Loan	2/6/2032	1,771	—
LJ Power Holdings, LLC	First Lien Senior Secured Delayed Draw Term Loan	1/30/2028	27,864	—
LJ Power Holdings, LLC	First Lien Senior Secured Revolving Loan	1/30/2032	5,573	—
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	5,482	5,482
LJ Blueprint Buyer, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/29/2028	6,750	—
LJ Blueprint Buyer, LLC	First Lien Senior Secured Revolving Loan	5/29/2033	3,375	—
Mindbody, Inc.	First Lien Senior Secured Revolving Loan	3/30/2033	11,507	—
Panoramic Health, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/31/2030	5,383	—
Peachtree Buyer, Inc.	First Lien Senior Secured Delayed Draw Term Loan	12/12/2032	—	8,113
Peachtree Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/12/2032	5,069	4,462
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	917	1,793
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	1,164	1,746
Philz Coffee, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/6/2031	8,847	8,847
Philz Coffee, Inc.	First Lien Senior Secured Revolving Loan	8/6/2031	5,898	5,898
Plus Bidco, LLC	First Lien Senior Secured Delayed Draw Term Loan	8/26/2027	1,442	12,621
Plus Bidco, LLC	First Lien Senior Secured Revolving Loan	8/26/2032	5,409	5,048
Project Alliance Buyer LLC	First Lien Senior Secured Revolving Loan	8/27/2031	10,464	4,616
PROS Parent, Inc.	First Lien Senior Secured Revolving Loan	12/9/2032	2,344	2,344
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	—	1,991
RTI Surgical, Inc.	First Lien Senior Secured Revolving Loan	9/25/2032	10,171	10,171
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
SingleStore Inc	First Lien Senior Secured Delayed Draw Term Loan	10/16/2031	2,001	3,406
SingleStore Inc	First Lien Senior Secured Revolving Loan	10/16/2031	3,475	3,475
Syndigo LLC	First Lien Senior Secured Revolving Loan	9/2/2032	2,935	3,494
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	6,568	6,929
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	2,587	3,123

		Commitment	Unfunded Commitment Balances
Portfolio Company	Commitment Type	Expiration Date	June 30, 2026	December 31, 2025
UFT Buyer LLC	First Lien Senior Secured Delayed Draw Term Loan	12/6/2032	3,751	4,922
UFT Buyer LLC	First Lien Senior Secured Revolving Loan	12/6/2032	1,846	1,846
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	2,294
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	9,742	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	569	1,460
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$337,067	$294,911

Recent Developments

On August 5, 2026 the Board declared a quarterly dividend of $0.63 per share payable on September 10, 2026 to Stockholders of record as of August 6, 2026.

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

As of June 30, 2026, 98.8% of debt investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and 1.2% of our debt investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2026. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2026, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$35,910	$(16,792)	$19,118
Up 150 Basis Points	26,933	(12,594)	14,339
Up 100 Basis Points	17,955	(8,396)	9,559
Up 50 Basis Points	8,978	(4,198)	4,780
Down 50 Basis Points	(8,978)	4,198	(4,780)
Down 100 Basis Points	(17,955)	8,396	(9,559)
Down 150 Basis Points	(26,933)	12,594	(14,339)
Down 200 Basis Points	(35,910)	16,792	(19,118)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act. The Company did not conduct any repurchases of its shares of Common Stock during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the members of our Board of Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM  6. EXHIBITS INDEX

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

10.1

Amendment No. 2 to the Loan and Security Agreement, dated as of May 13, 2026, by and among 26North BDC, Inc., as Borrower, 26North Direct Lending LP, as Portfolio Manager, the Lenders party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 18, 2026).

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

Date: August 7, 2026	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)