Form 10-Q
period 2026-09-30
26North BDC, Inc.
filed 2026-11-06
CIK 1950976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

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

As of September 30, 2026 there was no established public market for the registrant’s shares of Common Stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 6, 2026 was 39,707,336.

26North bdc, inc.

Quarterly Report on form 10-Q for the quarter enDed SEPTEMBER 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

26North BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Non-controlled/non-affiliated investments at fair value (amortized cost of $1,796,036 and $1,353,079, respectively)	$1,774,666	$1,352,732
Short-term investments (amortized cost of $79,092 and $65,057, respectively)	79,092	65,057
Cash and cash equivalents	3,118	5,949
Interest and other income receivable from non-controlled/non-affiliated investments	8,199	8,849
Deferred financing costs	4,514	4,762
Dividend receivable from non-controlled/non-affiliated investments	832	8
Prepaid assets	79	475
Total Assets	$1,870,500	$1,437,832
Liabilities
Debt	874,956	779,160
Interest payable	7,894	6,881
Management fees payable	3,376	2,475
Investment income incentive fees payable	2,761	1,668
Accrued administrative services expense payable	740	739
Other liabilities and accrued expenses	2,014	1,350
Payable for securities purchased	—	35,630
Expense reimbursement payable	—	1,800
Total Liabilities	$891,741	$829,703
Commitments and contingencies (Note 7)
Net Assets
Common stock, $0.001 par value (1,000,000,000 shares authorized, 39,707,336 and 24,073,296 shares issued and outstanding, respectively)	$40	$24
Additional paid-in capital	993,688	603,807
Distributable earnings (loss)	(14,969)	4,298
Total Net Assets	$978,759	$608,129
Total Liabilities and Net Assets	$1,870,500	$1,437,832
Net asset value per share	$24.65	$25.26

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$42,852	$28,648	$116,632	$75,813
Payment-in-kind interest income	1,919	493	4,712	1,471
Dividend income	823	544	2,319	544
Other income	314	238	1,003	720
Fee income	—	42	340	42
Total investment income	45,908	29,965	125,006	78,590
Expenses:
Interest and other debt expenses	13,088	11,536	39,905	29,483
Management fees	3,376	2,123	9,286	5,416
Investment income incentive fees	2,761	1,338	6,876	3,651
Other general and administrative expenses	783	653	2,458	2,214
Administrative service expenses	638	658	2,170	2,206
Professional fees	411	417	1,376	1,113
Capital gains incentive fees	—	(42)	—	11
Total expenses	$21,057	$16,683	$62,071	$44,094
Expense support recoupment (Note 3)	—	1,200	1,050	1,650
Net expenses	21,057	17,883	63,121	45,744
Net investment income before excise tax	24,851	12,082	61,885	32,846
Excise tax expense	41	34	124	105
Net investment income after excise tax	24,810	12,048	61,761	32,741
Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	—	—	13	—
Net realized gains (losses)	—	—	13	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(8,769)	(416)	(21,023)	112
Translation of assets and liabilities in foreign currencies	25	—	25	—
Net change in unrealized appreciation (depreciation)	(8,744)	(416)	(20,998)	112
Net realized and unrealized gain (loss)	(8,744)	(416)	(20,985)	112
Net Increase (Decrease) in Net Assets Resulting from Operations	$16,066	$11,632	$40,776	$32,853
Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.63	$0.63	$1.89	$1.88
Earnings (loss) per share (basic and diluted)	$0.41	$0.60	$1.25	$1.88
Weighted average shares of common stock outstanding (basic and diluted)	39,399,663	19,125,508	32,684,397	17,439,121

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

(Unaudited)

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, June 30, 2026	39,308,660	$39	$983,904	$(6,312)	$977,631
Operations:
Net investment income	—	—	—	24,810	24,810
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(8,744)	(8,744)
Net increase (decrease) in net assets resulting from operations	—	—	—	16,066	16,066
Capital Share Transactions:
Common shares issued from reinvestment of distributions	398,676	1	9,825	—	9,826
Issuance of shares	—	—	—	—	—
Distributions declared from earnings	—	—	—	(24,764)	(24,764)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(41)	41	—
Net increase (decrease) for the period	398,676	1	9,784	(24,723)	(14,938)
Balance, September 30, 2026	39,707,336	$40	$993,688	$(14,969)	$978,759

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, June 30, 2025	18,764,757	$19	$469,655	$5,299	$474,973
Operations:
Net investment income	—	—	—	12,048	12,048
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	(416)	(416)
Net increase (decrease) in net assets resulting from operations	—	—	—	11,632	11,632
Capital Share Transactions:
Common shares issued from reinvestment of distributions(1)	212,011	—	5,325	—	5,325
Issuance of shares	4,824,805	5	122,076	—	122,081
Distributions declared from earnings	—	—	—	(11,822)	(11,822)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(34)	34	—
Net increase (decrease) for the period	5,036,816	5	127,367	(11,788)	115,584
Balance, September 30, 2025	23,801,573	$24	$597,022	$5,143	$602,189

(1)The par amount of the shares is less than 1,000 and rounds to zero.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts )

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2025	24,073,296	$24	$603,807	$4,298	$608,129
Operations:
Net investment income	—	—	—	61,761	61,761
Net realized gain (loss) on investments	—	—	—	13	13
Net unrealized appreciation (depreciation)	—	—	—	(20,998)	(20,998)
Net increase (decrease) in net assets resulting from operations	—	—	—	40,776	40,776
Capital Share Transactions:
Common shares issued from reinvestment of distributions	1,011,426	1	25,080	—	25,081
Issuance of shares	14,622,614	15	365,266	—	365,281
Distributions declared from earnings	—	—	—	(60,508)	(60,508)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(465)	465	—
Net increase (decrease) for the period	15,634,040	16	389,881	(60,043)	329,854
Balance, September 30, 2026	39,707,336	$40	$993,688	$(14,969)	$978,759

	Common Shares		Additional Paid-in	Distributable	Total Net
	Shares	Par Value	Capital	Earnings (Loss)	Assets
Balance, December 31, 2024	13,909,942	$14	$347,648	$4,461	$352,123
Operations:
Net investment income	—	—	—	32,741	32,741
Net realized gain (loss) on investments	—	—	—	—	—
Net unrealized appreciation (depreciation)	—	—	—	112	112
Net increase (decrease) in net assets resulting from operations	—	—	—	32,853	32,853
Capital Share Transactions:
Common shares issued from reinvestment of distributions(1)	560,918	—	14,071	—	14,071
Issuance of shares	9,330,713	10	235,408	—	235,418
Distributions declared from earnings	—	—	—	(32,276)	(32,276)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(105)	105	—
Net increase (decrease) for the period	9,891,631	10	249,374	(32,171)	217,213
Balance, September 30, 2025	23,801,573	$24	$597,022	$5,143	$602,189

(1)The par amount of the shares is less than 1,000 and rounds to zero.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$40,776	$32,853
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(627,245)	(584,094)
Purchase/sale of short-term investments, net (1)	(14,035)	—
Proceeds from sale of investments and principal repayments	194,866	16,837
Net realized (gain)/loss on investments	(13)	—
Net change in unrealized (appreciation) depreciation on investments	21,023	(112)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(25)	—
Accretion of discount	(4,304)	(1,848)
Amortization of deferred financing costs	2,417	1,855
Payment-in-kind interest and dividends capitalized	(6,261)	(1,471)
Changes in operating assets and liabilities:
Interest and other income receivable from non-controlled/non-affiliated investments	650	(3,959)
Prepaid assets	396	278
Other liabilities and accrued expenses	664	(344)
Interest payable	1,013	2,725
Dividend receivable	(824)	(544)
Payable for securities purchased	(35,630)	—
Management fees payable	901	1,016
Expense reimbursement payable	(1,800)	642
Investment income incentive fees payable	1,093	605
Capital gains incentive fees payable	—	11
Accrued administrative services expense payable	1	158
Net cash provided by (used for) operating activities	(426,337)	(535,392)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares	365,281	249,489
Distributions paid in cash	(35,427)	(32,276)
Change in subscription receivable	—	(1,159)
Deferred financing costs paid	(2,169)	(1,766)
Borrowings on debt	523,251	810,490
Payment of debt	(427,430)	(475,990)
Net cash provided by (used for) financing activities	423,506	548,788
Net increase (decrease) in cash and cash equivalents	(2,831)	13,396
Cash and cash equivalents, beginning of period (1)	5,949	12,923
Cash and cash equivalents, end of period (1)	$3,118	$26,319
Supplemental disclosure of cash flow and non-cash activities:
Interest paid during the period	$36,475	$24,903
Reinvestment of distributions during the period	$25,081	$14,071
Excise tax paid during the period	$158	$137

(1) The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Debt Investments
Adelaide Borrower LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.000%	10.075%	5/8/2024	5/8/2030	$24,090	$23,761	$23,849	2.43%
Adelaide Borrower LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.000%	9.767%	5/8/2024	5/8/2030	1,472	1,420	1,419	0.14%
Adelaide Borrower LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.000%		5/8/2024	5/8/2030	—	(46)	(33)	—
Alert SRC Newco LLC	First Lien Senior Secured Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.728%	12/11/2024	12/11/2030	22,072	21,842	21,851	2.22%
Alert SRC Newco LLC (11)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.901%	12/11/2024	12/11/2030	7,178	7,096	7,107	0.73%
Alert SRC Newco LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	9.013%	9/19/2025	12/11/2030	8,635	8,552	8,531	0.87%
Alert SRC Newco LLC (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Commercial Services & Supplies	SOFR + 5.000%	8.792%	12/11/2024	12/11/2030	870	846	848	0.09%
Apple Bidco Holdings, Inc.	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 4.500%	8.574%	1/22/2026	1/22/2033	39,250	39,074	38,662	3.94%
Apple Bidco Holdings, Inc. (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 4.500%		1/22/2026	1/22/2033	—	(26)	(176)	(0.02)%
Apple Bidco Holdings, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 4.500%	8.574%	1/22/2026	1/22/2033	1,845	1,822	1,770	0.18%
Aprio Advisory Group LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.750%	8.829%	12/23/2025	8/1/2031	3,203	3,023	2,816	0.29%
Aprio Advisory Group LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.750%		12/23/2025	8/1/2031	—	(27)	(31)	—
Arc Falcon I Inc (11)(13)	First Lien Corporate Bond	Chemicals		9.750%	3/4/2026	3/1/2033	21,114	19,922	20,799	2.13%
Archduke Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.328%	12/3/2025	12/3/2032	20,377	20,192	20,275	2.07%
Archduke Buyer, Inc. (3)(9)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.500%		12/3/2025	12/3/2032	—	(26)	(15)	—
Ascend Partners Services LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	8.372%	8/9/2024	8/11/2031	5,948	5,901	5,888	0.60%
Ascend Partners Services LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%		8/9/2024	8/11/2031	—	(16)	(21)	—
Ascend Partners Services LLC (11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.297%	8/9/2024	8/11/2031	10,304	10,219	10,201	1.04%
Ascend Partners Services LLC (11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.337%	8/7/2025	8/11/2031	3,090	3,063	3,059	0.31%
Auctane, Inc.	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 5.750%	9.514%	5/29/2026	6/1/2033	60,753	59,859	59,841	6.11%
Azurite Intermediate Holdings Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.000%	9.901%	3/19/2024	3/19/2031	5,680	5,620	5,566	0.57%
Azurite Intermediate Holdings Inc	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.000%	9.901%	3/19/2024	3/19/2031	12,908	12,773	12,650	1.29%
Azurite Intermediate Holdings Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.000%		3/19/2024	3/19/2031	—	(23)	(42)	—
Baxter Planning Systems LLC (12)	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250% (Incl. 3.375% PIK)	10.073%	5/20/2024	5/20/2031	8,769	8,679	7,717	0.79%
Baxter Planning Systems LLC (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 5.750%	9.689%	5/20/2024	5/20/2031	737	721	560	0.06%
Cascade Acquiror, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.823%	5/18/2026	5/18/2033	48,730	48,249	48,243	4.93%
Cascade Acquiror, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		5/18/2026	5/18/2033	—	(74)	(78)	(0.01)%
CData Software Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.500%	9.575%	7/18/2024	7/18/2030	33,291	32,881	32,958	3.37%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.500%	9.575%	7/18/2024	7/18/2030	1,541	1,509	1,510	0.15%
CData Software Inc (12)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.500%	9.575%	7/18/2024	7/18/2030	2,746	2,746	2,718	0.28%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.500%		7/18/2024	7/18/2030	—	(46)	(37)	—

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
CI (MG) Group, LLC	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.575%	3/27/2025	3/27/2030	$28,444	$28,113	$28,230	2.88%
CI (MG) Group, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.574%	3/27/2025	3/27/2030	8,935	8,815	8,844	0.90%
CI (MG) Group, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.500%	9.759%	3/27/2025	3/27/2030	492	452	469	0.05%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.901%	8/7/2024	8/7/2031	34,111	33,701	34,111	3.49%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.901%	5/15/2025	8/7/2031	1,229	1,214	1,229	0.13%
Coding Solutions Acquisition Inc (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(36)	—	—
Coding Solutions Acquisition Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		5/15/2025	8/7/2031	—	(23)	—	—
Coding Solutions Acquisition Inc (3)(9)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(32)	—	—
Cpex Purchaser LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.500%	10.759%	2/29/2024	3/1/2030	33,042	32,541	32,381	3.31%
Cpex Purchaser LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	10.259%	3/26/2025	3/1/2030	1,650	1,638	1,593	0.16%
Cpex Purchaser LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.500%	10.759%	2/29/2024	3/1/2030	6,017	6,017	5,879	0.60%
Cpex Purchaser LLC (3)(12)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	10.120%	3/26/2025	3/1/2030	3,416	3,416	3,292	0.34%
Cpex Purchaser LLC (11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%	9.823%	2/29/2024	3/1/2030	13,678	13,512	13,404	1.37%
Crowe Advisory LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 5.500%	9.258%	8/7/2026	8/7/2033	48,360	47,877	47,877	4.89%
Crowe Advisory LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 5.500%		8/7/2026	8/7/2033	—	(47)	(97)	(0.01)%
Crowe Advisory LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 5.500%		8/7/2026	8/7/2032	—	(47)	(48)	—
Dcert Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	9.651%	7/29/2025	7/10/2030	54,863	54,204	54,150	5.53%
Dcert Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.750%		7/29/2025	7/10/2030	—	(51)	(57)	(0.01)%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	9.075%	10/11/2024	10/11/2030	12,068	11,934	12,038	1.23%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.825%	12/23/2025	10/11/2030	5,544	5,497	5,488	0.56%
FH DMI Buyer Inc (11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	9.075%	10/11/2024	10/11/2030	6,738	6,659	6,721	0.69%
FH DMI Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.648%	12/23/2025	10/11/2030	418	387	344	0.04%
FH DMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 5.000%		10/11/2024	10/11/2030	—	(22)	(5)	—
FH DMI Buyer Inc (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.766%	12/23/2025	10/11/2030	774	765	763	0.08%
Four Winds Interactive LLC	First Lien Senior Secured Term Loan	Interactive Media & Services	SOFR + 6.000%	10.075%	2/20/2025	2/20/2030	37,006	36,465	36,266	3.71%
Four Winds Interactive LLC (11)	First Lien Senior Secured Delayed Draw Term Loan	Interactive Media & Services	SOFR + 6.000%	10.075%	2/20/2025	2/20/2030	7,217	7,100	7,073	0.72%
Four Winds Interactive LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Interactive Media & Services	SOFR + 6.000%		2/20/2025	2/20/2030	—	(66)	(97)	(0.01)%
Gainsight Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.480%	4/1/2025	7/30/2027	36,618	36,525	36,068	3.69%

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Galloway & Company, LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 5.000%	9.075%	8/14/2026	5/5/2031	$11,369	$11,259	$11,255	1.15%
Galloway & Company, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 5.000%		8/14/2026	5/5/2031	—	(138)	(142)	(0.01)%
Goldeneye Parent, LLC	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.573%	3/31/2025	3/31/2032	12,618	12,571	12,555	1.28%
Goldeneye Parent, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		3/31/2025	3/31/2032	—	(7)	(9)	—
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 6.000%	9.837%	5/15/2026	3/10/2031	13,403	13,275	13,269	1.36%
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.750%	9.587%	3/10/2025	3/10/2031	44,116	43,753	43,344	4.43%
Grand River Aseptic Manufacturing, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.750%	9.587%	3/10/2025	3/10/2031	3,394	3,292	3,156	0.32%
Guardian Restoration Partners Buyer	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.000%	9.075%	11/1/2024	11/3/2031	4,696	4,650	4,437	0.45%
Guardian Restoration Partners Buyer (11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.000%	9.052%	11/1/2024	11/3/2031	7,867	7,788	7,434	0.76%
Guardian Restoration Partners Buyer (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.000%	8.936%	11/1/2024	11/3/2031	636	623	570	0.06%
Homecare Software Solutions LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.901%	9/26/2024	6/16/2031	28,883	28,680	28,595	2.92%
Icefall Parent Inc	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 4.500%	8.575%	1/26/2024	1/25/2030	24,153	23,848	24,153	2.47%
Icefall Parent Inc (3)(10)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 4.500%		1/26/2024	1/25/2030	—	(32)	—	—
Jawbreaker Parent, Inc. (12)	First Lien Senior Secured Term Loan	IT Services	SOFR + 4.750%	8.825%	1/29/2026	1/31/2033	42,414	42,022	41,989	4.29%
Jawbreaker Parent, Inc. (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 4.750%		1/29/2026	1/31/2033	—	(25)	(55)	(0.01)%
Jawbreaker Parent, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 4.750%		1/29/2026	1/31/2033	—	(50)	(55)	(0.01)%
Lightspeed Buyer, Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.500%	8.575%	2/6/2026	2/6/2032	17,404	17,245	17,230	1.76%
Lightspeed Buyer, Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 4.500%		2/6/2026	2/6/2032	—	(35)	(78)	(0.01)%
Lightspeed Buyer, Inc (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.500%	8.575%	2/6/2026	2/6/2032	1,094	1,070	1,068	0.11%
LJ Blueprint Buyer, LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.750%	8.475%	5/29/2026	5/29/2033	16,032	15,875	15,872	1.62%
LJ Blueprint Buyer, LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.750%		5/29/2026	5/29/2033	—	(32)	(68)	(0.01)%
LJ Blueprint Buyer, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.750%		5/29/2026	5/29/2033	—	(32)	(34)	—
LJ Power Holdings, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.750%		1/30/2026	1/30/2032	—	(124)	(279)	(0.03)%
LJ Power Holdings, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.750%		1/30/2026	1/30/2032	—	(50)	(56)	(0.01)%
LogRhythm Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500% (Incl. 7.500% PIK)	11.323%	7/2/2024	7/2/2029	58,342	57,363	47,549	4.86%
LogRhythm Inc (3)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.500%	9.233%	7/2/2024	7/2/2029	959	855	(55)	(0.01)%
Mindbody, Inc.	First Lien Senior Secured Term Loan	Hotels, Restaurants & Leisure	SOFR + 6.000%	10.075%	3/26/2026	3/30/2033	56,766	55,946	55,915	5.71%
Mindbody, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Hotels, Restaurants & Leisure	SOFR + 6.000%		3/26/2026	3/30/2033	—	(161)	(173)	(0.02)%
MS Buyer Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.250%	9.325%	7/1/2024	7/1/2031	28,079	27,867	27,377	2.80%
MS Buyer Inc (11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.250%	9.325%	7/1/2024	7/1/2031	4,018	3,992	3,917	0.40%
MS Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.250%	9.325%	7/1/2024	7/1/2031	220	202	161	0.02%

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Otodata Holdings, Inc. (14)	First Lien Senior Secured Term Loan	Technology Hardware, Storage & Peripherals	SOFR + 4.750%	8.651%	8/31/2026	8/31/2033	$13,996	$13,859	$13,857	1.42%
Otodata Holdings, Inc. (3)(11)(14)	First Lien Senior Secured Delayed Draw Term Loan	Technology Hardware, Storage & Peripherals	SOFR + 4.750%		8/31/2026	8/31/2033	—	(8)	(17)	—
Otodata Holdings, Inc. (3)(8)(11)(14)	First Lien Senior Secured Delayed Draw Term Loan	Technology Hardware, Storage & Peripherals	SOFR + 4.750%		8/31/2026	8/31/2033	—	(13)	(26)	(0.00)%
Otodata Holdings, Inc. (3)(7)(14)	First Lien Senior Secured Revolving Loan	Technology Hardware, Storage & Peripherals	SOFR + 4.750%		8/31/2026	8/31/2033	—	(36)	(37)	—
Otodata Holdings, Inc. (14)	First Lien Senior Secured Term Loan	Technology Hardware, Storage & Peripherals	CORRA + 4.750%	7.038%	8/31/2026	8/31/2033	CAD 1,272	908	885	0.09%
Otodata Holdings, Inc. (3)(14)	First Lien Senior Secured Delayed Draw Term Loan	Technology Hardware, Storage & Peripherals	CORRA + 4.750%		8/31/2026	8/31/2033	—	(7)	(15)	—
Peachtree Buyer, Inc.	First Lien Senior Secured Term Loan	Construction & Engineering	SOFR + 4.500%	8.575%	12/11/2025	12/12/2032	23,411	23,196	22,650	2.31%
Peachtree Buyer, Inc.	First Lien Senior Secured Term Loan	Construction & Engineering	SOFR + 5.000%	9.075%	4/24/2026	12/12/2032	15,195	15,056	15,043	1.54%
Peachtree Buyer, Inc. (11)	First Lien Senior Secured Delayed Draw Term Loan	Construction & Engineering	SOFR + 4.500%	8.574%	12/11/2025	12/12/2032	8,073	8,035	7,810	0.80%
Peachtree Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Construction & Engineering	SOFR + 4.500%	8.575%	12/11/2025	12/12/2032	895	803	701	0.07%
Penn TRGRP Holdings LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	11.825%	10/20/2023	9/27/2030	25,225	24,813	24,153	2.47%
Penn TRGRP Holdings LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	11.825%	10/20/2023	9/27/2030	4,914	4,914	4,686	0.48%
Penn TRGRP Holdings LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%	10.825%	10/20/2023	9/27/2030	2,134	2,077	1,969	0.20%
Philz Coffee, Inc.	First Lien Senior Secured Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.500%	8.759%	8/5/2025	8/6/2031	23,355	22,963	22,888	2.34%
Philz Coffee, Inc. (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.500%	8.793%	8/5/2025	8/6/2031	1,180	1,096	1,003	0.10%
Philz Coffee, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Hotels, Restaurants & Leisure	SOFR + 4.500%		8/5/2025	8/6/2031	—	(97)	(118)	(0.01)%
Plus Bidco, LLC (12)	First Lien Senior Secured Term Loan	Food Products	SOFR + 4.750%	8.507%	8/26/2025	8/26/2032	56,794	56,290	56,226	5.74%
Plus Bidco, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food Products	SOFR + 4.750%		8/26/2025	8/26/2032	—	(46)	(54)	(0.01)%
Project Alliance Buyer LLC	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 4.500%	8.267%	8/27/2025	8/27/2031	54,237	53,669	54,237	5.54%
Project Alliance Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 4.500%		8/27/2025	8/27/2031	—	(105)	—	—
PROS Parent, Inc.	First Lien Senior Secured Term Loan	Airlines	SOFR + 4.750%	8.563%	12/8/2025	12/9/2032	20,215	20,173	20,165	2.06%
PROS Parent, Inc. (3)(9)(11)	First Lien Senior Secured Revolving Loan	Airlines	SOFR + 4.750%		12/8/2025	12/9/2032	—	(5)	(6)	—
RH Buyer, Inc.	First Lien Senior Secured Term Loan	Aerospace & Defense	SOFR + 6.750%	10.925%	1/17/2025	1/17/2031	58,478	57,606	56,139	5.74%
RH Buyer, Inc. (11)(12)	First Lien Senior Secured Revolving Loan	Aerospace & Defense	SOFR + 6.750%	10.877%	1/17/2025	1/17/2031	6,221	6,126	5,972	0.61%
RM Advisory LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 4.750%	8.587%	9/10/2026	9/10/2033	16,230	16,069	16,067	1.64%
RM Advisory LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 4.750%		9/10/2026	9/10/2033	—	(43)	(88)	(0.01)%
RM Advisory LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 4.750%		9/10/2026	9/10/2033	—	(26)	(26)	—
RTI Surgical, Inc.	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.573%	9/24/2025	9/25/2032	50,474	50,041	50,474	5.16%
RTI Surgical, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		9/24/2025	9/25/2032	—	(87)	—	—
Runway Bidco LLC	First Lien Senior Secured Term Loan	Software	SOFR + 4.500%	8.575%	12/17/2024	12/17/2031	19,955	19,798	19,556	2.00%
Runway Bidco LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 4.500%		12/17/2024	12/17/2031	—	(19)	(101)	(0.01)%

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Runway Bidco LLC (3)(10)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 4.500%		12/17/2024	12/17/2031	$—	$(19)	$(50)	(0.01)%
Sapphire Software Buyer Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.000%	9.075%	9/30/2024	9/30/2031	30,156	29,928	29,855	3.05%
Sapphire Software Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.000%		9/30/2024	9/30/2031	—	(28)	(37)	—
Serrano Parent LLC	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.250%	10/18/2023	5/13/2030	28,368	27,943	26,311	2.69%
SingleStore Inc (11)	First Lien Senior Secured Term Loan	Software	SOFR + 6.250%	9.975%	10/16/2025	10/16/2031	29,889	29,632	29,740	3.04%
SingleStore Inc (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.250%	9.975%	10/16/2025	10/16/2031	2,192	2,192	2,175	0.22%
SingleStore Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.250%		10/16/2025	10/16/2031	—	(29)	(17)	—
Syndigo LLC	First Lien Senior Secured Term Loan	Food & Staples Retailing	SOFR + 5.000%	8.764%	8/29/2025	9/2/2032	25,800	25,597	25,542	2.61%
Syndigo LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food & Staples Retailing	SOFR + 5.000%	8.764%	8/29/2025	9/2/2032	559	529	524	0.05%
Thunder Buyer Inc	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.825%	10/17/2024	10/17/2030	16,218	16,044	16,015	1.64%
Thunder Buyer Inc (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.633%	10/17/2024	10/17/2030	3,453	3,389	3,361	0.34%
Thunder Buyer Inc (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.671%	10/17/2024	10/17/2030	1,318	1,275	1,269	0.13%
UFT Buyer LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 4.750% (Incl. 2.625% PIK)	8.825%	12/3/2025	12/6/2032	13,721	13,601	13,584	1.39%
UFT Buyer LLC (11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 4.750% (Incl. 2.625% PIK)	8.646%	12/3/2025	12/6/2032	4,935	4,889	4,886	0.50%
UFT Buyer LLC (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 4.750%	8.825%	7/17/2026	12/4/2032	2,079	2,019	1,977	0.20%
UFT Buyer LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 4.750%		12/3/2025	12/6/2032	—	(16)	(18)	—
Univista Intermediate Holdco, LLC	First Lien First Out Term Loan	Insurance	SOFR + 3.850%	7.751%	1/10/2025	1/10/2030	18,449	18,219	18,126	1.85%
Univista Intermediate Holdco, LLC	First Lien Last Out Term Loan	Insurance	SOFR + 6.491%	10.392%	1/10/2025	1/10/2030	20,811	20,486	20,342	2.08%
Unlimited Technology Holdings, LLC (12)	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.750% (Incl. 2.875% PIK)	8.825%	3/12/2025	3/12/2032	17,359	17,287	16,882	1.72%
Unlimited Technology Holdings, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.750%		3/12/2025	3/12/2032	—	(9)	(63)	(0.01)%
USN Opco LLC	First Lien Senior Secured Term Loan	Health Care Providers & Services	SOFR + 5.250%	9.325%	4/29/2026	5/31/2030	32,756	32,451	32,510	3.32%
USN Opco LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Providers & Services	SOFR + 5.250%		4/29/2026	5/31/2030	—	(25)	(40)	—
USN Opco LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Providers & Services	SOFR + 5.250%		4/29/2026	5/31/2030	—	(39)	(32)	(0.00)%
Xactly Corporation	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	10.114%	7/12/2024	7/30/2027	25,202	25,157	24,824	2.54%
Xactly Corporation (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/12/2024	7/30/2027	—	(3)	(24)	—
Zone & Company Software Consulting LLC (12)	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.000%	10.023%	9/13/2024	9/13/2030	52,996	52,366	52,334	5.35%
Zone & Company Software Consulting LLC (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%		2/12/2025	9/13/2030	—	(38)	(69)	(0.01)%
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%	10.023%	9/13/2024	9/13/2030	3,459	3,459	3,415	0.35%
Zone & Company Software Consulting LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(115)	(79)	(0.01)%
Total Debt Investments								$1,770,626	$1,750,399	178.85%

26North BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026

(in thousands)

(Unaudited)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Equity
Excalibur Parent Holdings LP	Common Stock	IT Services			7/2/2024		519	$—	$—	—
FH DMI Buyer Inc (11)	Common Stock	Health Care Equipment & Supplies			10/11/2024		592,653	612	625	0.06%
Great Dane Intermediate Holding I LLC (11)	Preferred Equity	Software		14.00% PIK	7/21/2025		22,765	22,215	21,456	2.19%
Philz Coffee, Inc. (11)	Common Stock	Hotels, Restaurants & Leisure			8/5/2025		25,831	2,583	2,186	0.22%
Total Equity								25,410	24,267	2.47%
Total Portfolio Investments								$1,796,036	$1,774,666	181.32%

Short-Term Investments
Dreyfus Treasury Obligations Cash Management Money Market Fund				3.75%				79,092	79,092	8.08%
Total Investments at Fair Value								$1,875,128	$1,853,758	189.40%

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
(2)
Unless otherwise indicated, portfolio investments are valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Company’s valuation designee, in accordance with the Company’s valuation policy. See Note 2. Significant Accounting Policies and Note 5. Fair Value Measurements in the Notes to the Consolidated Financial Statements.
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
(4)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“SOFR”), or, for loans denominated in Canadian dollars, the Canadian Overnight Repo Rate Average (“CORRA”), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over the reference rate based on each respective credit agreement. As of September 30, 2026, the reference rates for the floating rate loans were the 1 Month SOFR of 3.91%, 3 Month SOFR of 4.08% and 6 Month SOFR of 4.27% and the 1 Month CORRA of 2.31% and 3 Month CORRA of 2.43%.
(5)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
Under Section 55(a) of the 1940 Act (as defined below), the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 0.8% of total assets as calculated in accordance with regulatory requirements.
(7)
Unfunded loan commitment is subject to a 0.50% unused commitment fee.
(8)
Unfunded loan commitment is subject to a 1.00% unused commitment fee.
(9)
Unfunded loan commitment is subject to a 0.375% unused commitment fee.
(10)
Unfunded loan commitment is subject to a 0.25% unused commitment fee.
(11)
Investment is not pledged as collateral under the Asset-Based Facility.
(12)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2026.
(13)
Investment is valued using observable inputs and is considered a Level 2 investment. See Note 5. Fair Value Measurements in the Notes to the Consolidated Financial Statements.
(14)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act.

The accompanying notes are an integral part of these consolidated financial statements.

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Debt Investments
Adelaide Borrower LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 6.750% (Incl. 3.375% PIK)	10.422%	5/8/2024	5/8/2030	$24,090	$23,702	$24,090	3.96%
Adelaide Borrower LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 6.250%		5/8/2024	5/8/2030	—	(45)	—	(0.00)%
Adelaide Borrower LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 6.250%	9.983%	5/8/2024	5/8/2030	600	544	600	0.10%
Alegeus Technologies	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 6.500%	10.340%	11/22/2024	11/5/2029	68,478	67,100	67,446	11.05%
Alert SRC Newco LLC	First Lien Senior Secured Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.853%	12/11/2024	12/11/2030	22,240	21,960	22,018	3.62%
Alert SRC Newco LLC (12)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.773%	12/11/2024	12/11/2030	7,233	7,134	7,160	1.18%
Alert SRC Newco LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.000%	8.843%	9/19/2025	12/11/2030	343	292	239	0.04%
Alert SRC Newco LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Commercial Services & Supplies	SOFR + 5.000%		12/11/2024	12/11/2030	—	(28)	(22)	(0.00)%
AMI Buyer Inc	First Lien Senior Secured Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%	8.902%	10/17/2024	10/17/2031	36,143	35,666	35,962	5.91%
AMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.000%		10/17/2024	10/17/2031	—	(70)	(26)	(0.00)%
Aprio Advisory Group LLC (3)(7)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.750%		12/23/2025	8/1/2031	—	(193)	(387)	(0.06)%
Aprio Advisory Group LLC (3)(7)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.750%		12/23/2025	8/1/2031	—	(31)	(31)	(0.01)%
Archduke Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.273%	12/3/2025	12/3/2032	20,377	20,177	20,173	3.32%
Archduke Buyer, Inc. (3)(9)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.500%		12/3/2025	12/3/2032	—	(30)	(30)	(0.00)%
Ascend Partners Services LLC	First Lien Senior Secured Term Loan	Professional Services	SOFR + 4.500%	8.544%	8/9/2024	8/11/2031	5,993	5,943	5,933	0.98%
Ascend Partners Services LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 4.500%		8/9/2024	8/11/2031	—	(18)	(21)	(0.00)%
Ascend Partners Services LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.312%	8/9/2024	8/11/2031	10,045	9,954	9,941	1.63%
Ascend Partners Services LLC (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Professional Services	SOFR + 4.500%	8.318%	8/7/2025	8/11/2031	1,249	1,228	1,218	0.20%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.000%	9.716%	3/19/2024	3/19/2031	5,708	5,640	5,694	0.94%
Azurite Intermediate Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 6.000%	9.716%	3/19/2024	3/19/2031	12,973	12,817	12,941	2.13%
Azurite Intermediate Holdings, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 6.000%		3/19/2024	3/19/2031	—	(27)	(5)	(0.00)%
Baxter Planning Systems, LLC (12)	First Lien Senior Secured Term Loan	Air Freight & Logistics	SOFR + 6.250% (Incl. 3.375% PIK)	10.090%	5/20/2024	5/20/2031	8,549	8,444	8,463	1.39%
Baxter Planning Systems, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(10)	(15)	(0.00)%
Baxter Planning Systems, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Air Freight & Logistics	SOFR + 5.750%		5/20/2024	5/20/2031	—	(19)	(15)	(0.00)%
CB Buyer Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.250%	8.922%	7/1/2024	7/1/2031	23,150	22,958	23,034	3.79%
CB Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.250%	8.922%	7/1/2024	7/1/2031	253	228	233	0.04%
CB Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.250%	8.971%	7/1/2024	7/1/2031	150	129	138	0.02%
CData Software Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.750%	9.436%	7/18/2024	7/18/2030	33,291	32,811	32,792	5.39%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.250%		7/18/2024	7/18/2030	—	(23)	(46)	(0.01)%
CData Software Inc (3)	First Lien Senior Secured Delayed Draw Term Loan	IT Services	SOFR + 5.750%	9.436%	7/18/2024	7/18/2030	1,695	1,695	1,631	0.27%
CData Software Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.250%		7/18/2024	7/18/2030	—	(54)	(55)	(0.01)%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.887%	12/22/2025	11/3/2029	$1,703	$1,694	$1,694	0.28%
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.686%	12/22/2025	11/3/2029	29,889	29,740	29,740	4.89%
Celerion Buyer, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.887%	12/22/2025	11/3/2029	4,218	4,197	4,197	0.69%
Celerion Buyer, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		12/22/2025	11/3/2028	—	(2)	(2)	(0.00)%
CI (MG) Group, LLC	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.172%	3/27/2025	3/27/2030	28,660	28,275	28,230	4.64%
CI (MG) Group, LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.500%	9.172%	3/27/2025	3/27/2030	7,096	6,958	6,893	1.13%
CI (MG) GROUP, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.500%	9.172%	3/27/2025	3/27/2030	1,785	1,745	1,739	0.29%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.716%	8/7/2024	8/7/2031	34,371	33,926	34,371	5.65%
Coding Solutions Acquisition Inc	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.000%	8.716%	5/15/2025	8/7/2031	1,239	1,221	1,239	0.20%
Coding Solutions Acquisition Inc (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(36)	—	—
Coding Solutions Acquisition Inc (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Technology	SOFR + 5.000%		5/15/2025	8/7/2031	—	(27)	—	—
Coding Solutions Acquisition Inc (3)(9)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 5.000%		8/7/2024	8/7/2031	—	(37)	—	—
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 6.000%	10.120%	2/29/2024	3/1/2030	33,042	32,482	33,042	5.43%
Cpex Purchaser, LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.500%	9.221%	3/26/2025	3/1/2030	1,650	1,636	1,621	0.27%
Cpex Purchaser, LLC (12)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.000%	10.001%	2/29/2024	3/1/2030	3,727	3,727	3,727	0.61%
Cpex Purchaser, LLC (3)(12)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.500%	9.375%	3/26/2025	3/1/2030	2,052	2,052	1,995	0.33%
Cpex Purchaser, LLC (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.000%	9.755%	2/29/2024	3/1/2030	11,968	11,768	11,968	1.97%
Dcert Buyer, Inc.	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	9.466%	7/29/2025	7/10/2030	50,119	49,412	49,367	8.12%
Dcert Buyer, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.750%		7/29/2025	7/10/2030	—	(49)	(54)	(0.01)%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	8.672%	10/11/2024	10/11/2030	12,160	12,002	12,039	1.98%
FH DMI Buyer Inc	First Lien Senior Secured Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%	8.422%	12/23/2025	10/11/2030	5,586	5,530	5,530	0.91%
FH DMI Buyer Inc (11)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 5.000%	8.672%	10/11/2024	10/11/2030	6,789	6,696	6,721	1.11%
FH DMI Buyer Inc (3)	First Lien Senior Secured Delayed Draw Term Loan	Health Care Equipment & Supplies	SOFR + 4.750%		12/23/2025	10/11/2030	—	(37)	(75)	(0.01)%
FH DMI Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 5.000%		10/11/2024	10/11/2030	—	(26)	(20)	(0.00)%
FH DMI Buyer Inc (3)(7)	First Lien Senior Secured Revolving Loan	Health Care Equipment & Supplies	SOFR + 4.750%		12/23/2025	10/11/2030	—	(10)	(10)	(0.00)%
Four Winds Interactive LLC	First Lien Senior Secured Term Loan	Interactive Media & Services	SOFR + 5.750%	9.422%	2/20/2025	2/20/2030	37,287	36,634	36,542	6.01%
Four Winds Interactive LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Interactive Media & Services	SOFR + 5.750%		2/20/2025	2/20/2030	—	(60)	(145)	(0.02)%
Four Winds Interactive LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Interactive Media & Services	SOFR + 5.750%		2/20/2025	2/20/2030	—	(80)	(97)	(0.02)%
Gainsight Inc (12)	First Lien Senior Secured Term Loan	Software	SOFR + 5.750%	9.722%	4/1/2025	7/30/2027	36,618	36,487	36,252	5.96%
Goldeneye Parent, LLC	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.466%	3/31/2025	3/31/2032	12,713	12,656	12,650	2.08%
Goldeneye Parent, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		3/31/2025	3/31/2032	—	(8)	(9)	(0.00)%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.738%	3/10/2025	3/10/2031	$44,116	$43,711	$43,674	7.18%
Grand River Aseptic Manufacturing, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		3/10/2025	3/10/2031	—	(118)	(136)	(0.02)%
Guardian Restoration Partners Buyer	First Lien Senior Secured Term Loan	Diversified Consumer Services	SOFR + 5.000%	8.672%	11/1/2024	11/3/2031	4,731	4,679	4,672	0.77%
Guardian Restoration Partners Buyer (3)(8)(11)(12)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Consumer Services	SOFR + 5.000%	8.672%	11/1/2024	11/3/2031	6,611	6,532	6,512	1.07%
Guardian Restoration Partners Buyer (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Diversified Consumer Services	SOFR + 5.000%	8.722%	11/1/2024	11/3/2031	985	970	970	0.16%
Homecare Software Solutions LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 5.550% (Incl. 2.925% PIK)	9.277%	9/26/2024	6/16/2031	28,772	28,536	28,772	4.73%
Icefall Parent, Inc.	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 4.500%	8.172%	1/26/2024	1/25/2030	24,153	23,784	24,033	3.95%
Icefall Parent, Inc. (3)(10)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 4.500%		1/26/2024	1/25/2030	—	(39)	(12)	(0.00)%
LogRhythm Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 7.500%	11.340%	7/2/2024	7/2/2029	54,815	53,586	52,622	8.65%
LogRhythm Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 7.500%		7/2/2024	7/2/2029	—	(132)	(219)	(0.04)%
Peachtree Buyer, Inc.	First Lien Senior Secured Term Loan	Construction & Engineering	SOFR + 4.500%	8.172%	12/11/2025	12/12/2032	23,528	23,295	23,293	3.83%
Peachtree Buyer, Inc. (3)	First Lien Senior Secured Delayed Draw Term Loan	Construction & Engineering	SOFR + 4.500%		12/11/2025	12/12/2032	—	(40)	(81)	(0.01)%
Peachtree Buyer, Inc. (3)(7)	First Lien Senior Secured Revolving Loan	Construction & Engineering	SOFR + 4.500%	8.172%	12/11/2025	12/12/2032	811	759	759	0.12%
Penn TRGRP Holdings LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 7.750%	11.422%	10/20/2023	9/27/2030	25,225	24,759	24,720	4.06%
Penn TRGRP Holdings LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 7.750%	11.422%	10/20/2023	9/27/2030	3,584	3,584	3,476	0.57%
Penn TRGRP Holdings LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.750%	10.422%	10/20/2023	9/27/2030	2,134	2,069	2,057	0.34%
Philz Coffee, Inc.	First Lien Senior Secured Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%	8.422%	8/5/2025	8/6/2031	23,532	23,081	23,061	3.79%
Philz Coffee, Inc. (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(83)	(177)	(0.03)%
Philz Coffee, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Hotels, Restaurants & Leisure	SOFR + 4.750%		8/5/2025	8/6/2031	—	(110)	(118)	(0.02)%
Plus Bidco, LLC	First Lien Senior Secured Term Loan	Food Products	SOFR + 4.750%	8.585%	8/26/2025	8/26/2032	44,173	43,737	43,731	7.19%
Plus Bidco, LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Food Products	SOFR + 4.750%		8/26/2025	8/26/2032	—	(60)	(126)	(0.02)%
Plus Bidco, LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food Products	SOFR + 4.750%	8.585%	8/26/2025	8/26/2032	361	309	307	0.05%
Project Alliance Buyer LLC	First Lien Senior Secured Term Loan	Pharmaceuticals	SOFR + 5.000%	8.822%	8/27/2025	8/27/2031	24,172	23,816	23,809	3.92%
Project Alliance Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Pharmaceuticals	SOFR + 5.000%		8/27/2025	8/27/2031	—	(66)	(69)	(0.01)%
PROS Parent, Inc.	First Lien Senior Secured Term Loan	Airlines	SOFR + 4.750%	8.488%	12/8/2025	12/9/2032	20,215	20,167	20,165	3.32%
PROS Parent, Inc. (3)(9)	First Lien Senior Secured Revolving Loan	Airlines	SOFR + 4.750%		12/8/2025	12/9/2032	—	(6)	(6)	(0.00)%
RH Buyer, Inc.	First Lien Senior Secured Term Loan	Aerospace & Defense	SOFR + 6.500%	10.482%	1/17/2025	1/17/2031	60,345	59,308	58,836	9.67%
RH Buyer, Inc. (3)(7)(11)(12)	First Lien Senior Secured Revolving Loan	Aerospace & Defense	SOFR + 6.500%	10.436%	1/17/2025	1/17/2031	4,230	4,122	4,075	0.67%
RTI Surgical, Inc.	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.466%	9/24/2025	9/25/2032	50,856	50,361	50,347	8.28%
RTI Surgical, Inc. (3)(7)(11)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%		9/24/2025	9/25/2032	—	(98)	(102)	(0.02)%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Runway Bidco LLC	First Lien Senior Secured Term Loan	Software	SOFR + 5.000%	8.672%	12/17/2024	12/17/2031	$20,107	$19,933	$19,906	3.27%
Runway Bidco LLC (3)(8)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(22)	(50)	(0.01)%
Runway Bidco LLC (3)(7)	First Lien Senior Secured Revolving Loan	Software	SOFR + 5.000%		12/17/2024	12/17/2031	—	(22)	(25)	(0.00)%
Sapphire Software Buyer Inc	First Lien Senior Secured Term Loan	IT Services	SOFR + 5.000%	8.872%	9/30/2024	9/30/2031	30,383	30,120	30,155	4.96%
Sapphire Software Buyer Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	IT Services	SOFR + 5.000%		9/30/2024	9/30/2031	—	(32)	(27)	(0.00)%
Serrano Parent, LLC	First Lien Senior Secured Term Loan	IT Services	SOFR + 6.500%	10.360%	10/18/2023	5/13/2030	28,297	27,802	27,165	4.47%
SingleStore Inc (11)	First Lien Senior Secured Term Loan	Software	SOFR + 6.250%	10.144%	10/16/2025	10/16/2031	29,889	29,597	29,590	4.87%
SingleStore Inc (3)(11)	First Lien Senior Secured Delayed Draw Term Loan	Software	SOFR + 6.250%		10/16/2025	10/16/2031	—	—	(34)	(0.01)%
SingleStore Inc (3)(7)(11)	First Lien Senior Secured Revolving Loan	Software	SOFR + 6.250%		10/16/2025	10/16/2031	—	(34)	(35)	(0.01)%
Syndigo LLC	First Lien Senior Secured Term Loan	Food & Staples Retailing	SOFR + 5.000%	8.822%	8/29/2025	9/2/2032	25,995	25,752	25,735	4.23%
Syndigo LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Food & Staples Retailing	SOFR + 5.000%		8/29/2025	9/2/2032	—	(34)	(35)	(0.01)%
Thunder Buyer Inc	First Lien Senior Secured Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.422%	10/17/2024	10/17/2030	16,375	16,170	16,170	2.66%
Thunder Buyer Inc (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.726%	10/17/2024	10/17/2030	388	339	297	0.05%
Thunder Buyer Inc (3)(7)(12)	First Lien Senior Secured Revolving Loan	Life Sciences Tools & Services	SOFR + 4.750%	8.726%	10/17/2024	10/17/2030	781	731	732	0.12%
UFT Buyer LLC	First Lien Senior Secured Term Loan	Multi-Utilities	SOFR + 4.500%	8.272%	12/3/2025	12/6/2032	13,412	13,281	13,278	2.18%
UFT Buyer LLC (3)(7)(11)	First Lien Senior Secured Delayed Draw Term Loan	Multi-Utilities	SOFR + 4.500%		12/3/2025	12/6/2032	—	(24)	(49)	(0.01)%
UFT Buyer LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Multi-Utilities	SOFR + 4.500%		12/3/2025	12/6/2032	—	(18)	(18)	(0.00)%
Univista Intermediate Holdco, LLC	First Lien First Out Term Loan	Insurance	SOFR + 3.850%	7.566%	1/10/2025	1/10/2030	18,748	18,465	18,420	3.03%
Univista Intermediate Holdco, LLC	First Lien Last Out Term Loan	Insurance	SOFR + 6.531%	10.227%	1/10/2025	1/10/2030	20,811	20,419	20,342	3.35%
Unlimited Technology Holdings, LLC	First Lien Senior Secured Term Loan	Health Care Technology	SOFR + 4.500%	8.172%	3/12/2025	3/12/2032	17,123	17,044	17,080	2.81%
Unlimited Technology Holdings, LLC (3)(9)(11)	First Lien Senior Secured Revolving Loan	Health Care Technology	SOFR + 4.500%		3/12/2025	3/12/2032	—	(10)	(6)	(0.00)%
Xactly Corporation	First Lien Senior Secured Term Loan	Professional Services	SOFR + 6.250%	10.172%	7/12/2024	7/30/2027	25,202	25,127	25,202	4.14%
Xactly Corporation (3)(7)(11)	First Lien Senior Secured Revolving Loan	Professional Services	SOFR + 6.250%		7/12/2024	7/30/2027	—	(5)	—	—
Zone & Company Software Consulting LLC	First Lien Senior Secured Term Loan	Diversified Financial Services	SOFR + 6.500%	10.236%	9/13/2024	9/13/2030	46,593	45,892	46,010	7.57%
Zone & Company Software Consulting LLC (3)(8)(11)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(88)	(148)	(0.02)%
Zone & Company Software Consulting LLC (3)	First Lien Senior Secured Delayed Draw Term Loan	Diversified Financial Services	SOFR + 6.500%	10.236%	9/13/2024	9/13/2030	2,124	2,124	2,079	0.34%
Zone & Company Software Consulting LLC (3)(7)(11)	First Lien Senior Secured Revolving Loan	Diversified Financial Services	SOFR + 6.000%		9/13/2024	9/13/2030	—	(94)	(79)	(0.01)%
Total Debt Investments								$1,329,166	$1,328,698	218.48%

26North BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands)

Portfolio Company (1)(2)(6)	Investment Type	Industry	Reference Rate and Spread (4)	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares	Amortized Cost (5)	Fair Value	Percentage of Net Assets
Equity
Excalibur Parent Holdings LP	Common Stock	IT Services			7/2/2024		519	$—	$—	—
FH DMI Buyer Inc (11)	Common Stock	Health Care Equipment & Supplies			10/11/2024		592,653	612	652	0.11%
Great Dane Intermediate Holding I LLC (11)	Preferred Equity	Software		14.00% PIK	7/21/2025		21,268	20,718	20,789	3.42%
Philz Coffee, Inc. (11)	Common Stock	Hotels, Restaurants & Leisure			8/5/2025		25,831	2,583	2,593	0.43%
Total Equity								23,913	24,034	3.96%
Total Portfolio Investments								$1,353,079	$1,352,732	222.44%

Short-Term Investments
Dreyfus Treasury Obligations Cash Management Money Market Fund				3.65%				65,057	65,057	10.70%
Total Investments at Fair Value								$1,418,136	$1,417,789	233.14%

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

September 30, 2026

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

26North Direct Lending LP, a Delaware limited partnership and subsidiary of 26North Partners LP (together with its affiliates, “26North”), serves as the investment adviser to the Company (the “Adviser”), and is registered as an investment adviser with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, subject to the overall supervision of the board of directors of the Company (the “Board” or the “Board of Directors”), is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring the Company’s portfolio companies on an ongoing basis through a team of investment professionals.

Our operations comprise of a single reportable business segment, asset management, which is detailed in the previous paragraphs. The Chief Operating Decision Maker (“CODM”) consists of the Company’s Chief Executive Officer and Chief Financial Officer, as these are the individuals responsible for determining the Company’s investment strategy as outlined in the offering documents, capital allocation, expense structure, launch and dissolution and entering into significant contracts on behalf of the Company. The CODM uses key metrics to determine how to allocate resources. Key metrics include, but are not limited to, net investment income and net income that is reported on the Consolidated Statement of Operations, financial highlights reported in Note 11, underlying investment cost and market value as disclosed on the Consolidated Schedule of Investments and expected yield relative to the risk of the assets as disclosed in the composition of the investment portfolio and associated yield figures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On September 7, 2023, the Adviser purchased 1,000 shares of Common Stock at a price of $25.00 per share as the Company’s initial capital. The Company completed its initial closing on Capital Commitments on October 2, 2023, in connection with the reorganization of 26N Direct Lending Fund LP, a private fund that was not registered under the 1940 Act or the Securities Exchange Act of 1934, as

amended (the “Exchange Act”), with and into the Company (the “Reorganization”). After the Reorganization was effected, the Company called $41.5 million of capital from investors in exchange for 1,661,350 of the Company’s shares of Common Stock. The shares of Common Stock were issued on October 11, 2023, and the Company commenced operations on such date.

On October 18, 2023, the Company commenced its loan origination and investment activities.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2026 (the “Annual Report”). In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the consolidated financial statements for the interim period presented have been included. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results may ultimately differ from those estimates.

Basis of Consolidation

As provided under ASC Topic 946 and Regulation S-X, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. All material intercompany transactions are eliminated in consolidation.

The Company consolidated the results of the Company’s wholly owned subsidiary which is considered to be an investment company. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2026, the Company’s only consolidated subsidiary was the Financing SPV.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income (i) represents interest that is accrued and recorded as interest income at the contractual rates, (ii) increases the loan principal on the respective capitalization dates, and (iii) is generally due at maturity. Such income is included in payment-in-kind interest income in the Consolidated Statement of Operations. PIK dividends on preferred equity are included in dividend income. The Company evaluates the collectability of PIK income each quarter in connection with its valuation process, considering, among other factors, the estimated enterprise value of the portfolio company relative to the Company’s investment, inclusive of previously capitalized PIK. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to the Company's stockholders (the "Stockholders") in the form of dividends, even though the Company has not yet collected cash.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are materially past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest, including accrued but uncapitalized PIK interest, is generally reversed through interest income when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current, or when following a restructuring, principal and interest under the restructured terms are deemed collectible. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, no loans in the portfolio were on non-accrual status.

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

Where prices or inputs are not available or, in the judgment of the Adviser, as the Board’s valuation designee, not reliable, valuation techniques based on the facts and circumstances of the particular investment are utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.

Market Approach

Transaction prices quoted by exchanges are generally deemed to be the most reliable evidence of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and shall be used without adjustment to measure fair value whenever available. The use of transaction prices is consistent with the market approach. ASC 820 defines the market approach as, “a valuation approach that uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets or liabilities.” Our Adviser applies the market approach when recent observable transactions for identical or comparable investments are available. It is noted, however, that quoted transaction prices need to be from a sufficiently active market that can sustain the quantity of an investment held by the Company. If the valuation committee determines that the transaction prices are not from an active market or are in quantities that are not comparable to the amounts owned by the Company, then the exchange price may be disregarded in favor of a more appropriate method. Our Adviser seeks to stay informed of the creation of new markets or the occurrence of private transactions that would be relevant to the fair value of investments held by the Company. However, due to the nature of these private market transactions, our Adviser will not always become aware of such developments. Our Adviser incorporates relevant market transaction information and other relevant data points into the valuation of assets and liabilities from the point in time when it becomes aware of the new information.

Income Approach

As an alternative to the market approach, the income approach may be used to value private investments for which a reliable price from a pricing service or broker is not available and recent observable market transactions are not available. The income approach converts future amounts (for example, cash flows or income and expenses) to a single current (that is generally discounted) amount. When the income approach is used, the fair value measurement reflects current market expectations about those future amounts.

Private Debt Investments

Private debt investments with a reliable price from a pricing service or broker are generally valued using that price. Private debt investments for which such a price is not available are valued by the Adviser using one or more valuation approaches, as appropriate to the instrument, which may include an income approach, a market approach and a recovery analysis. Under the income approach, contractual or projected cash flows, allocated through the structure’s priority of payments where applicable, are discounted at a yield or spread that reflects the original transaction price, current market yields for comparable instruments, and the instrument’s credit quality, collateral performance, seniority and terms. Under the market approach, value is based on recent transactions in the same or similar instruments, indicative bids or broker quotes. A recovery analysis may be used for non-performing or impaired investments, as described below.

Investments are generally considered non-performing or impaired when, for example, they are in default, in violation of covenants or not expected to be fully recovered under their contractual terms. Under a recovery analysis, the estimated amount and timing of recovery are discounted at a rate that reflects the risks of those cash flows.

The value of any conversion or other embedded features is considered where relevant, and the significant assumptions used, such as expected cash flows, prepayment, default and loss severity rates, and discount rates, are intended to reflect those that market participants would use in pricing the investment.

In all cases, our Adviser considers the facts and circumstances and retains the right, in its sole judgment and discretion, to apply alternative valuation techniques as it deems fit to approximate the fair value of any investment in keeping with the intent of ASC 820.

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

The estimate of fair value is undertaken in good faith and is based on the consistent application of a variety of factors in accordance with this policy, with the objective being to determine the approximate value that would be received upon the current sale of the instrument or paid to transfer the instrument in an orderly transaction between market participants at the measurement date. Due to the inherent uncertainty in the valuation process, however, the Company’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2026 and December 31, 2025, the Company had unamortized deferred financing costs of $4.5 million and $4.8 million, respectively. These amounts are amortized and included in interest expense in the Consolidated Statement of Operations over the life of the borrowings.

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. dollars. Investments and other assets and liabilities denominated in foreign currencies, including borrowings, are translated into U.S. dollars at the exchange rate in effect at the end of the period. Purchases and sales of investments, borrowings and repayments, and income and expense items denominated in foreign currencies are translated at the exchange rates on the respective transaction dates. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Unrealized gains and losses arising from the translation of other assets and liabilities denominated in foreign currencies, including borrowings, are included in net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies in the Consolidated Statements of Operations. Realized gains and losses on foreign currency transactions are included in net realized gains (losses) in the Consolidated Statements of Operations. Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to continue to qualify annually as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

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

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur organizational or offering cost.

Recent Accounting Pronouncements

On September 9, 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions ("ASU 2026-03"), which amends the guidance in Topic 820 to require investment companies within the scope of ASC 946 to consider contractual sale restrictions, such as lock-up agreements, when measuring an equity security's fair value. The update allows investment companies to apply valuation discounts to reflect these restrictions and requires additional disclosures regarding their impact on fair value. The guidance in ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt the pronouncement for its fiscal year beginning January 1, 2028 and is currently evaluating the potential effect that the standard will have on the Company's consolidated financial statements and related disclosures.

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

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On September 6, 2023, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), pursuant to which, among other things, the Adviser manages the investment and reinvestment of the assets of the Company. At an in-person meeting held on February 27, 2026, the Board, including the Independent Directors (as defined below) voting separately, most recently approved the continuation of the Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Directors or by the holders of a majority of the outstanding voting securities of the Company (as such term is defined in the 1940 Act) and, in each case, a majority of the members of the Board of Directors who are not “interested persons” as defined in the 1940 Act of the Company or the Adviser (the “Independent Directors”). In accordance with the 1940 Act, without payment of penalty, the Company may terminate the Investment Advisory Agreement upon 60 days’ written notice. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

Under the Investment Advisory Agreement, the Company pays the Adviser a fee for its investment advisory and management services consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee is ultimately borne by the investors.

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

For the three and nine months ended September 30, 2026, Management Fees were $3.4 million and $9.3 million, respectively. For the three and nine months ended September 30, 2025, Management Fees were $2.1 million and $5.4 million, respectively. As of September 30, 2026 and December 31, 2025, $3.4 million and $2.5 million, respectively, was payable to the Adviser for Management Fees.

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

For the three and nine months ended September 30, 2026, $2.8 million and $6.9 million of Investment Income Incentive Fees were accrued to the Adviser, respectively. For the three and nine months ended September 30, 2025, $1.3 million and $3.7 million of Investment Income Incentive Fees were accrued to the Adviser, respectively. As of September 30, 2026 and December 31, 2025, $2.8 million and $1.7 million was payable to the Adviser for Investment Income Incentive Fees, respectively.

The Company accrues, but does not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. The Company did not accrue cumulative Capital Gains Incentive Fees as of September 30, 2026 and December 31, 2025 since there were cumulative net unrealized and realized losses as of such dates.

For the three and nine months ended September 30, 2026, the Company did not accrue any Capital Gains Incentive Fee since there were cumulative net unrealized and realized losses as of such date. For the three months ended September 30, 2025, $42 thousand of previously accrued Capital Gains Incentive Fees to the Adviser was reversed due to changes in unrealized depreciation on investments during the period. For the nine months ended September 30, 2025 the Company accrued $11 thousand of Capital Gains Incentive Fees.

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

Under the terms of the Administration Agreement the Administrator performs (or oversees, or arranges for, the performance of) administrative services, which includes providing office facilities, equipment, clerical, accounting, bookkeeping and record keeping services; conducting relations with sub-administrators, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable; making reports to the Board of Directors of its performance of services; and furnishing advice and recommendations with respect to such other aspects of the business and affairs of the Company as it shall determine to be desirable; maintaining financial, accounting and other records of the Company; preparing reports to Stockholders and reports and other materials filed with the SEC or any other regulatory authority; managing the payment of expenses; providing significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance; assisting the Company in determining and publishing (as necessary or appropriate) our net asset value; overseeing the preparation and filing of our tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. The Company will reimburse the Administrator (and/or one or more of its affiliates) for services performed for the Company pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate certain of its obligations under the Administration Agreement to an affiliate and/or to a third party and the Company will reimburse the Administrator (or relevant affiliate(s)) for any services performed for the Company by such affiliate or third party. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to the Administrator.

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

For the three and nine months ended September 30, 2026, the Company incurred expenses payable under the Administration Agreement of $0.6 million and $2.2 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred expenses payable under the Administration Agreement of $0.7 million and $2.2 million, respectively.

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

As of September 30, 2026, the total amount of Expense Payments provided by the Adviser was $8.2 million. The Company did not have any obligation to make a Reimbursement Payment as of September 30, 2026. As of September 30, 2026, the amount of unreimbursed Expense Payments provided by the Adviser was $2.6 million. For the three and nine months ended September 30, 2026 and 2025, the Adviser did not provide any Expense Payments. For the nine months ended September 30, 2026 and 2025, the Company recorded Reimbursement Payments of $1.1 million and $1.7 million to the Adviser, respectively. The Company may or may not reimburse remaining Expense Payments in the future.

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

Trademark License Agreement

The Company has entered into a Trademark License Agreement (the “License Agreement”) with 26North Partners LP, pursuant to which the Company has been granted a non-exclusive license to use the names “26N” and “26North.” Under the License Agreement, the Company has a right to use the 26N and 26North names for so long as the Adviser or one of its affiliates remains the investment adviser. Other than with respect to this limited license, the Company has no legal right to the “26N” or “26North” name or logo.

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

4. INVESTMENTS

The following tables summarize the composition of the Company’s investment portfolio at cost and fair value (amounts in thousands):

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Senior Secured Debt	$1,730,218	$1,709,258	92.1%	$1,308,747	$1,308,356	92.3%
First Lien Last Out Unitranche Debt	20,486	20,342	1.1%	20,419	20,342	1.4%
First Lien Corporate Bond	19,922	20,799	1.1%	—	—	—
Preferred Equity	22,215	21,456	1.2%	20,718	20,789	1.5%
Common Equity	3,195	2,811	0.2%	3,195	3,245	0.2%
Short-term Investments⁽¹⁾	79,092	79,092	4.3%	65,057	65,057	4.6%
Total Investments	$1,875,128	$1,853,758	100.0%	$1,418,136	$1,417,789	100.0%

(1) As of December 31, 2025, the Company made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2025, each of the amortized cost and fair value of money market investments held by the Company was $65,057.

The industry composition of investments at fair value, excluding short-term investments, was as follows:

	September 30, 2026		December 31, 2025
	Fair Value	Percent of Total Investments at Fair Value	Fair Value	Percent of Total Investments at Fair Value
Software	$271,184	15.3%	$251,607	18.5%
IT Services	200,825	11.3%	162,648	12.0%
Diversified Financial Services	174,247	9.8%	102,136	7.6%
Pharmaceuticals	162,171	9.1%	102,907	7.6%
Health Care Technology	98,974	5.6%	148,902	11.0%
Diversified Consumer Services	90,240	5.1%	49,016	3.6%
Life Sciences Tools & Services	83,665	4.7%	80,085	5.9%
Hotels, Restaurants & Leisure	81,701	4.6%	25,359	1.9%
Professional Services	73,260	4.1%	41,855	3.1%
Air Freight & Logistics	68,118	3.8%	8,433	0.6%
Aerospace & Defense	62,111	3.5%	62,911	4.7%
Food Products	56,172	3.2%	43,912	3.2%
Construction & Engineering	46,204	2.6%	23,971	1.8%
Multi-Utilities	45,664	2.6%	37,901	2.8%
Interactive Media & Services	43,242	2.4%	36,300	2.7%
Insurance	38,468	2.2%	38,762	2.9%
Commercial Services & Supplies	38,337	2.2%	29,395	2.2%
Health Care Providers & Services	32,438	1.8%	-	0.0%
Food & Staples Retailing	26,066	1.5%	25,700	1.9%
Health Care Equipment & Supplies	25,974	1.5%	24,837	1.8%
Chemicals	20,799	1.2%	-	0.0%
Airlines	20,159	1.1%	20,159	1.5%
Technology Hardware, Storage & Peripherals	14,647	0.8%	-	0.0%
Semiconductors & Semiconductor Equipment	-	0.0%	35,936	2.7%
Total	$1,774,666	100.0%	$1,352,732	100.0%

The geographic composition of investments at cost and fair value, excluding short-term investments, was as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
United States	$1,781,333	$1,760,019	99.2%	$1,353,079	$1,352,732	100.0%
Canada	14,703	14,647	0.8%	—	—	—
Total	$1,796,036	$1,774,666	100.0%	$1,353,079	$1,352,732	100.0%

5. FAIR VALUE MEASUREMENTS

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Debt	$—	$—	$1,709,258	$1,709,258
First Lien Last Out Unitranche Debt	—	—	20,342	20,342
First Lien Corporate Bond	—	20,799	—	20,799
Preferred Equity	—	—	21,456	21,456
Common Equity	—	—	2,811	2,811
Short-term Investments	79,092	—	—	79,092
Total Investments at Fair Value	$79,092	$20,799	$1,753,867	$1,853,758

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Senior Secured Debt	$—	$—	$1,308,356	$1,308,356
First Lien Last Out Unitranche Debt	—	—	20,342	20,342
Preferred Equity	—	—	20,789	20,789
Common Equity	—	—	3,245	3,245
Short-term Investments⁽¹⁾	65,057	—	—	65,057
Total Investments at Fair Value	$65,057	$—	$1,352,732	$1,417,789

(1) Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less. This presentation change was adopted beginning in the year ended December 31, 2025.

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended September 30, 2026 (amounts in thousands):

Three Months Ended September 30, 2026	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	1,703,430	20,342	3,240	21,456	$1,748,468
Purchase of investments	120,635	—	—	—	120,635
Proceeds from principal repayments and sales of investments	(111,955)	—	—	—	(111,955)
Amortization of premium/accretion of discount, net	2,490	17	—	—	2,507
Receipt of paid-in-kind interest and dividend	3,415	—	—	—	3,415
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(8,757)	(17)	(429)	—	(9,203)
Transfers out of Level 3	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—
Fair value, end of period	$1,709,258	$20,342	$2,811	$21,456	$1,753,867
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2026	(7,334)	(17)	(429)	—	(7,780)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the nine months ended September 30, 2026 (amounts in thousands):

Nine Months Ended September 30, 2026	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	1,308,356	20,342	3,245	20,789	$1,352,732
Purchase of investments	607,394	—	—	—	607,394
Proceeds from principal repayments and sales of investments	(194,866)	—	—	—	(194,866)
Amortization of premium/accretion of discount, net	4,166	67	—	—	4,233
Receipt of paid-in-kind interest and dividend	4,764	—	—	1,497	6,261
Net realized gain (loss) on investments	13	—	—	—	13
Net change in unrealized appreciation (depreciation) on investments	(20,569)	(67)	(434)	(830)	(21,900)
Transfers out of Level 3	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—
Fair value, end of period	$1,709,258	$20,342	$2,811	$21,456	$1,753,867
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2026	(19,948)	(67)	(434)	(830)	(21,279)

The below table presents a summary of changes in fair value of Level 3 assets by investment type for the three months ended September 30, 2025 (amounts in thousands):

Three Months Ended September 30, 2025	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	Common Equity	Preferred Equity	Total
Fair value, beginning of period	$959,980	$20,342	$372	$—	$980,694
Purchase of investments	236,855	—	2,583	19,450	258,888
Proceeds from principal repayments and sales of investments	(3,499)	—	—	—	(3,499)
Amortization of premium/accretion of discount, net	655	14	—	—	669
Receipt of paid-in-kind interest	493	—	—	—	493
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(414)	(14)	12	—	(416)
Transfers out of Level 3	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—
Fair value, end of period	$1,194,070	$20,342	$2,967	$19,450	$1,236,829
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2025	(414)	(14)	12	—	(416)

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2026 and December 31, 2025, respectively (amounts in thousands). These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.

Asset Class	Fair Value as of September 30, 2026	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured Debt	$1,709,258	Income Approach	Discount Rate	9.30% - 22.92%	11.23%
First Lien Last Out Unitranche Debt	20,342	Income Approach	Discount Rate	12.52%	N/A
Preferred Equity	21,456	Income Approach	Discount Rate	15.92%	N/A
Common Equity	2,811	Market Approach	EBITDA Multiple	9.6x - 15.9x	11.0x
Total	$1,753,867

Asset Class	Fair Value as of December 31, 2025	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average(1)
First Lien Senior Secured Debt	$1,308,356	Income Approach	Discount Rate	7.80% - 12.89%	9.61%
First Lien Last Out Unitranche Debt	20,342	Income Approach	Discount Rate	11.06%	N/A
Preferred Equity	20,789	Income Approach	Discount Rate	15.30%	N/A
Common Equity	3,245	Market Approach	EBITDA Multiple	10.0x-14.9x	10.98x
Total	$1,352,732

(1)
Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company used the income approach and the market approach to determine the fair value of certain Level 3 assets as of September 30, 2026 and December 31, 2025. The significant unobservable input used in the income approach is the discount rate, which is used to discount the estimated future cash flows expected to be received from the underlying investment. For debt investments valued using a yield analysis, the discount rate is the market yield implied at the later of origination or the most recent market transaction, calibrated as of the measurement date to the yields of comparable securities and adjusted for company-specific factors. A significant increase (decrease) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable input used in the market approach is the comparable company EBITDA multiple, which is used to estimate the enterprise value of the underlying investment. A significant increase (decrease) in the EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement.

Financial Instruments Disclosed, But Not Carried at Fair Value

The fair value of the Company’s Asset-Based Facility and Subscription Facility, which would be categorized as Level 3 within the fair value hierarchy, approximates their carrying values of $391.9 million and $483.0 million, respectively, as of September 30, 2026 and $375.0 million and $404.2 million, respectively, as of December 31, 2025 (see Note 6), as the facilities bear interest at variable rates that reset periodically based on short-term reference rates and the applicable credit spreads approximate those currently available for facilities with similar terms.

The carrying values of the Company’s other financial assets and liabilities approximate fair value due to their short-term nature.

6. BORROWINGS

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage ratio was 211.9% and 178.0%, respectively.

The Company’s outstanding debt obligations as of September 30, 2026 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility ⁽²⁾	$500,000	$391,916	$391,916	$108,084	10/18/2028
Subscription Facility	650,000	483,040	483,040	166,960	8/13/2027
Total	$1,150,000	$874,956	$874,956	$275,044

(1)
The unused portion is the amount upon which commitment fees are based, if any.
(2)
Includes C$1.2 million ($0.9 million) of borrowings denominated in Canadian dollars, translated into U.S. dollars at the exchange rate in effect as of September 30, 2026.

The Company’s outstanding debt obligations as of December 31, 2025 were as follows (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Maturity Date
Asset-Based Facility	$500,000	$375,000	$375,000	$125,000	10/18/2028
Subscription Facility	450,000	404,160	404,160	45,840	9/4/2026
Total	$950,000	$779,160	$779,160	$170,840

(1)
The unused portion is the amount upon which commitment fees are based, if any.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$11,701	$10,681	$36,650	$26,988
Unused/undrawn fees	415	109	838	640
Amortization of deferred financing costs	972	746	2,417	1,855
Total interest expense	$13,088	$11,536	$39,905	$29,483
Average borrowings	$789,902	$637,739	$840,965	$537,735
Weighted average interest rate (1)	6.09%	6.71%	5.96%	6.87%
Amortization of deferred financing costs	0.49%	0.46%	0.38%	0.46%
Total borrowing costs	6.58%	7.17%	6.34%	7.33%

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

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2026, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements. On October 9, 2026, the Financing SPV entered into Amendment No. 5 to the Asset-Based Facility, which amended certain of the terms described above, including extending the scheduled maturity date to October 9, 2031. See Note 12. Subsequent Events for additional information.

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

As of September 30, 2026, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

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

On August 14, 2026, the Company entered into Amendment No. 3 to the Subscription Facility (“Amendment No. 3”), which, among other things, extended the scheduled maturity date of the Subscription Facility to August 13, 2027, increased the advance rate upon the satisfaction of certain minimum funding conditions and added covenants related to such conditions. The Subscription Facility is a revolving credit facility with a scheduled maturity date of August 13, 2027 (or upon the occurrence of certain events as specified therein). Advances under the Subscription Facility are available in U.S. dollars and other permitted currencies. The interest charged on borrowings under the Subscription Facility is based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 1.80% per annum. Under the Subscription Facility, the Company will pay an undrawn fee of 0.50% per annum on the average daily unused amount of the financing commitments; provided that at any time the aggregate outstanding amount of advances under the Subscription Facility is greater than or equal to the minimum funding amount, the Company will pay an undrawn fee of 0.30% per annum on the average daily unused amount of the financing commitments.

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

As of September 30, 2026, to the Company’s knowledge, the Company was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows (amounts in thousands):

	September 30, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$2,195,607	$1,251,183	43.01%	$2,070,439	$1,491,295	27.97%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of September 30, 2026 and December 31, 2025, the Company had the following unfunded commitments by investment types (amounts in thousands):

		Commitment	Unfunded Commitment Balances (1)
Portfolio Company	Commitment Type	Expiration Date	September 30, 2026	December 31, 2025
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	11/8/2027	$3,881	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,332	2,732
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	9/19/2027	1,736	10,051
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	1,304	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	—	5,297
Apple Bidco Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	7/22/2028	11,742	—
Apple Bidco Holdings, Inc.	First Lien Senior Secured Revolving Loan	1/22/2033	3,187	—
Aprio Advisory Group LLC	First Lien Senior Secured Delayed Draw Term Loan	12/23/2027	35,497	38,706
Aprio Advisory Group LLC	First Lien Senior Secured Revolving Loan	8/1/2031	3,138	3,138
Archduke Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/3/2032	3,000	3,000
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	—	2,161
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	2,080	2,080
Azurite Intermediate Holdings Inc	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	—	1,497
Baxter Planning Systems LLC	First Lien Senior Secured Revolving Loan	5/20/2031	737	1,475
Cascade Acquiror, Inc.	First Lien Senior Secured Revolving Loan	5/18/2033	7,767	—
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2027	1,541	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2027	—	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
Celerion Buyer, Inc.	First Lien Senior Secured Revolving Loan	11/3/2028	—	344
CI (MG) Group, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	3,293	6,425
CI (MG) Group, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	2,585	1,292
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	12/31/2026	1,325	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	5/15/2027	3,932	5,257
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	2,978
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	882	—
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	132	—
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	—	1,176
Cpex Purchaser LLC	First Lien Senior Secured Revolving Loan	3/1/2030	—	1,710

		Commitment	Unfunded Commitment Balances (1)
Portfolio Company	Commitment Type	Expiration Date	September 30, 2026	December 31, 2025
Crowe Advisory LLC	First Lien Senior Secured Delayed Draw Term Loan	8/7/2028	9,672	—
Crowe Advisory LLC	First Lien Senior Secured Revolving Loan	8/7/2032	4,836	—
Dcert Buyer, Inc.	First Lien Senior Secured Revolving Loan	7/10/2030	4,425	3,573
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	12/31/2027	7,055	7,473
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	2,042	3,074
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	258	—
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	—	7,253
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	4,835
Galloway & Company, LLC	First Lien Senior Secured Delayed Draw Term Loan	10/16/2028	14,247	—
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	1,850
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	10,181	13,574
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	—	1,307
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	556	207
Icefall Parent Inc	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
Jawbreaker Parent, Inc.	First Lien Senior Secured Delayed Draw Term Loan	1/30/2029	5,546	—
Jawbreaker Parent, Inc.	First Lien Senior Secured Revolving Loan	1/31/2033	5,546	—
Lightspeed Buyer, Inc	First Lien Senior Secured Delayed Draw Term Loan	2/6/2028	7,812	—
Lightspeed Buyer, Inc	First Lien Senior Secured Revolving Loan	2/6/2032	1,510	—
LJ Blueprint Buyer, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/29/2028	6,750	—
LJ Blueprint Buyer, LLC	First Lien Senior Secured Revolving Loan	5/29/2033	3,375	—
LJ Power Holdings, LLC	First Lien Senior Secured Delayed Draw Term Loan	1/30/2028	27,864	—
LJ Power Holdings, LLC	First Lien Senior Secured Revolving Loan	1/30/2032	5,573	—
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	4,522	5,482
Mindbody, Inc.	First Lien Senior Secured Revolving Loan	3/30/2033	11,507	—
MS Buyer Inc (fka CB Buyer Inc)	First Lien Senior Secured Revolving Loan	7/1/2031	2,135	2,205
MS Buyer Inc (fka CB Buyer Inc)	First Lien Senior Secured Delayed Draw Term Loan	7/1/2031	—	3,785
Otodata Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/31/2028	1,711	—
Otodata Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/31/2028	2,632	—
Otodata Holdings, Inc.	First Lien Senior Secured Revolving Loan	8/31/2033	3,673	—
Otodata Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/31/2028	1,453	—
Peachtree Buyer, Inc.	First Lien Senior Secured Delayed Draw Term Loan	12/12/2027	—	8,113
Peachtree Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/12/2032	5,069	4,462
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	462	1,793
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	1,746	1,746
Philz Coffee, Inc.	First Lien Senior Secured Delayed Draw Term Loan	2/6/2027	7,667	8,847
Philz Coffee, Inc.	First Lien Senior Secured Revolving Loan	8/6/2031	5,898	5,898
Plus Bidco, LLC	First Lien Senior Secured Delayed Draw Term Loan	8/26/2027	—	12,621
Plus Bidco, LLC	First Lien Senior Secured Revolving Loan	8/26/2032	5,409	5,048
Project Alliance Buyer LLC	First Lien Senior Secured Revolving Loan	8/27/2031	10,464	4,616
PROS Parent, Inc.	First Lien Senior Secured Revolving Loan	12/9/2032	2,344	2,344

		Commitment	Unfunded Commitment Balances (1)
Portfolio Company	Commitment Type	Expiration Date	September 30, 2026	December 31, 2025
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	—	1,991
RM Advisory LLC	First Lien Senior Secured Delayed Draw Term Loan	9/10/2028	8,773	—
RM Advisory LLC	First Lien Senior Secured Revolving Loan	9/10/2033	2,632	—
RTI Surgical, Inc.	First Lien Senior Secured Revolving Loan	9/25/2032	10,171	10,171
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
SingleStore Inc	First Lien Senior Secured Delayed Draw Term Loan	10/16/2031	1,214	3,406
SingleStore Inc	First Lien Senior Secured Revolving Loan	10/16/2031	3,475	3,475
Syndigo LLC	First Lien Senior Secured Revolving Loan	9/2/2032	2,935	3,494
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	3,860	6,929
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	2,587	3,123
UFT Buyer LLC	First Lien Senior Secured Delayed Draw Term Loan	12/6/2027	—	4,922
UFT Buyer LLC	First Lien Senior Secured Delayed Draw Term Loan	7/17/2028	8,068	—
UFT Buyer LLC	First Lien Senior Secured Revolving Loan	12/6/2032	1,846	1,846
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	2,294
USN Opco LLC	First Lien Senior Secured Delayed Draw Term Loan	4/30/2028	5,383	—
USN Opco LLC	First Lien Senior Secured Revolving Loan	5/31/2030	4,307	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	6/13/2027	5,509	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	—	1,460
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$375,033	$294,911

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 management is not aware of any pending or threatened material litigation.

8. NET ASSETS

Subscriptions and Drawdowns

The Company has the authority to issue 1,000,000,000 shares of Common Stock, par value $0.001 per share.

During the nine months ended September 30, 2026 and 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares of Common Stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2026, the Company had received Capital Commitments totaling $2,195.6 million ($1,251.2 million remaining undrawn), of which $104.8 million ($62.8 million remaining undrawn) are from affiliates of the Adviser.

The following table summarizes the total shares of Common Stock issued and proceeds related to capital drawdowns for the nine months ended September 30, 2026 (dollars in thousands except per share amounts):

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

9. DISTRIBUTIONS AND DIVIDEND REINVESTMENT

The following table reflects the distributions declared on the Company’s shares of Common Stock for the nine months ended September 30, 2026 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
February 27, 2026	February 27, 2026	March 12, 2026	$0.63	$15,166
May 6, 2026	May 31, 2026	June 11, 2026	$0.63	$20,578
August 5, 2026	August 6, 2026	September 10, 2026	$0.63	$24,764

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

With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) for Stockholders. As a result, in the event of a declared cash distribution or other distribution, each Stockholder that has not “opted out” of the DRIP will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of Common Stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Pursuant to the Company’s DRIP, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the DRIP during the nine months ended September 30, 2026 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
March 12, 2026	$6,661	265,580
June 11, 2026	8,594	347,170
September 10, 2026	9,826	398,676
Total	$25,081	1,011,426

Pursuant to the Company’s DRIP, the following table summarizes the amounts and shares issued to Stockholders who have not opted out of the DRIP during the nine months ended September 30, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
March 13, 2025	$3,551	141,715
June 12, 2025	5,195	207,192
September 11, 2025	5,325	212,011
Total	$14,071	560,918

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$16,066	$11,632	$40,776	$32,853
Weighted average shares of common stock outstanding (basic and diluted)	39,399,663	19,125,508	32,684,397	17,439,121
Earnings (loss) per share	$0.41	$0.60	$1.25	$1.88

11. FINANCIAL HIGHLIGHTS

	For the Nine Months Ended September 30,
	2026	2025
Per share data:
Net asset value, beginning of period	$25.26	$25.31
Net investment income (loss) (1)	1.89	1.88
Net realized and unrealized gain (loss) (2)	(0.61)	—
Net increase (decrease) in net assets from operations	1.28	1.88
Distributions declared (3)	(1.89)	(1.89)
Total increase (decrease) in net assets	(0.61)	(0.01)
Net asset value, end of period	$24.65	$25.30
Shares Outstanding, end of period	39,707,336	23,801,573
Total Return (4)	5.19%	7.49%
Ratios
Ratio of net expenses to average net assets (5)	10.37%	13.85%
Ratio of net investment income (loss) to average net assets (5)	10.18%	10.04%
Portfolio turnover rate (6)	12.02%	1.77%
Supplemental Data
Net Assets, end of period	$978,759	$602,189
Weighted average shares outstanding	32,684,397	17,439,121
Total capital commitments, end of period	$2,195,607	$1,927,612
Average debt outstanding	$840,965	$537,735
Asset coverage ratio	211.9%	190.8%
Ratio of total contributed capital to total committed capital, end of period	43.01%	30.04%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the nine months ended September 30, 2026 and 2025 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(4)
Total return is calculated as the change in NAV per share during the period plus distributions per share divided by the NAV per share at the beginning of the period. Distributions are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. Total return is for the period indicated and has not been annualized.
(5)
Amounts are annualized except for organizational and offering costs and expense support amounts relating to organizational and offering costs and capital gains incentive fees. For the nine months ended September 30, 2026 and 2025, the ratio of total operating expenses to average net assets was 10.21% and 13.42% respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (0.16%) and (0.43%) respectively, of average net assets.
(6)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.

12. SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2026, except as discussed below.

Dividends to Holders of Record

On November 5, 2026, the Board declared a quarterly dividend of $0.63 per share payable on December 10, 2026 to Stockholders of record as of November 6, 2026.

Amendment No. 5 to Asset-Based Facility

As previously disclosed, on October 9, 2026, the Financing SPV entered into Amendment No. 5 to the Asset-Based Facility (“Amendment No. 5”), which amended certain terms of the Asset-Based Facility, including, but not limited to, amendments to (i) designate tranches of advances under the Asset-Based Facility, (ii) extend the scheduled termination date of the Asset-Based Facility to October 9, 2031 and the reinvestment period to October 9, 2029, (iii) modify the interest charged on the Asset-Based Facility to a rate based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.00% per annum, (iv) revise the advance rate under the Asset-Based Facility to 55%, subject to increases to 57.5% and/or 60% at the election of the Company subject to certain conditions related to certain concentration limitations, (v) reduce the commitment fee rate to 0.70% per annum and (vi) reduce the concentration limitation with respect to ARR portfolio investments to 15%. The other material terms of the Asset-Based Facility remain unchanged. Borrowings under the Asset-Based Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” in our Annual Report and “Cautionary Statement Regarding Forward-Looking Statements” in this Report for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in this Report.

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

As of September 30, 2026 and December 31, 2025, the weighted average yield on the principal amount of our outstanding debt investments was approximately 9.41% and 9.40%, respectively.

Portfolio Composition

The total value of our investment portfolio, excluding short-term investments, was $1,774.7 million as of September 30, 2026, compared to $1,352.7 million as of December 31, 2025. As of September 30, 2026, we had investments in 56 portfolio companies with an aggregate cost of $1,796.0 million. As of December 31, 2025, we had investments in 45 portfolio companies with an aggregate cost of $1,353.1 million. As of September 30, 2026 and December 31, 2025, none of our portfolio companies represented greater than 10% of the total fair value of our investment portfolio.

As of September 30, 2026, our investment portfolio, excluding short-term investments, consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$1,730,218	96.4%	$1,709,258	96.3%
Last-out unitranche 1st lien notes	20,486	1.1%	20,342	1.1%
1st lien corporate bond	19,922	1.1%	20,799	1.2%
Preferred equity	22,215	1.2%	21,456	1.2%
Common equity	3,195	0.2%	2,811	0.2%
	$1,796,036	100.0%	$1,774,666	100.0%

As of December 31, 2025, our investment portfolio, excluding short-term investments, consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Senior debt and 1st lien notes	$1,308,747	96.8%	$1,308,356	96.8%
Last-out unitranche 1st lien notes	20,419	1.5%	20,342	1.5%
Preferred equity	20,718	1.5%	20,789	1.5%
Common equity	3,195	0.2%	3,245	0.2%
	$1,353,079	100.0%	$1,352,732	100.0%

Investment Activity

During the nine months ended September 30, 2026, we made 14 new investments totaling $422.6 million and made investments in existing portfolio companies of $204.7 million. During the nine months ended September 30, 2026, we received $194.9 million of portfolio company principal payments and sales of investments.

Total portfolio investment activity for the nine months ended September 30, 2026, was as follows (amounts in thousands):

Nine Months Ended September 30, 2026	First Lien Senior Secured Debt	First Lien Last Out Unitranche Debt	First Lien Corporate Bond	Common Equity	Preferred Equity	Total
Fair value, beginning of period	1,308,356	20,342	—	3,245	20,789	$1,352,732
Purchase of investments	607,394	—	19,851	—	—	627,245
Proceeds from principal repayments and sales of investments	(194,866)	—	—	—	—	(194,866)
Amortization of premium/accretion of discount, net	4,166	67	71	—	—	4,304
Receipt of paid-in-kind interest and dividend	4,764	—	—	—	1,497	6,261
Net realized gain (loss) on investments	13	—	—	—	—	13
Net change in unrealized appreciation (depreciation) on investments	(20,569)	(67)	877	(434)	(830)	(21,023)
Transfers out of Level 3	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	—
Fair value, end of period	$1,709,258	$20,342	$20,799	$2,811	$21,456	$1,774,666
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2026	(19,948)	(67)	877	(434)	(830)	(20,402)

During the nine months ended September 30, 2025, we made 15 new investments totaling $514.7 million and made investments in existing portfolio companies of $69.4 million. During the nine months ended September 30, 2025, we received $16.8 million of portfolio company principal payments.

Total portfolio investment activity for the nine months ended September 30, 2025 was as follows (amounts in thousands):

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

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of September 30, 2026 and December 31, 2025 (amounts in thousands).

	September 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	—	$—	—
Grade 2	1,727,172	97.3%	1,352,732	100.0%
Grade 3	47,494	2.7%	—	—
Grade 4	—	—	—	—
Total Investments	$1,774,666	100.0%	$1,352,732	100.0%

Non-Accrual Assets

Our policy for placing loans on non-accrual status and restoring them to accrual status is described in Note 2, Significant Accounting Policies, to our consolidated financial statements. As of September 30, 2026 and December 31, 2025, we had no non-accrual assets.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

The following table represents the operating results for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$45,908	$29,965	$125,006	$78,590
Net operating expenses	21,057	17,883	63,121	45,744
Net investment income before excise tax	24,851	12,082	61,885	32,846
Excise tax expense	41	34	124	105
Net investment income after excise tax	24,810	12,048	61,761	32,741
Net realized gains (losses)	-	-	13	-
Net unrealized appreciation / (depreciation)	(8,744)	(416)	(20,998)	112
Net increase in net assets resulting from operations	$16,066	$11,632	$40,776	$32,853

Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income (amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest income	$42,852	$28,648	$116,632	$75,813
Total payment-in-kind interest income	1,919	493	4,712	1,471
Total dividend income	823	544	2,319	544
Total other income	314	238	1,003	720
Total fee income	—	42	340	42
Total investment income	$45,908	$29,965	$125,006	$78,590

Investment income for the three and nine months ended September 30, 2026 and 2025, was driven by our deployment of capital and an increasing invested balance.

Operating Expenses (amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and other debt expenses	$13,088	$11,536	$39,905	$29,483
Management fees	3,376	2,123	9,286	5,416
Investment income incentive fees	2,761	1,338	6,876	3,651
Other general and administrative expenses	783	653	2,458	2,214
Administrative service expenses	638	658	2,170	2,206
Professional fees	411	417	1,376	1,113
Capital gains incentive fees	—	(42)	—	11
Total expenses	$21,057	$16,683	$62,071	$44,094
Expense support recoupment	—	1,200	1,050	1,650
Net expenses	$21,057	$17,883	$63,121	$45,744

Professional Fees

Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. For the three and nine months ended September 30, 2026, the Company incurred $0.4 million and $1.4 million in professional fees, respectively. For the three and nine months ended September 30, 2025, the Company incurred $0.4 million and $1.1 million in professional fees, respectively.

Administrative Service Expenses

Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. See Note 3. Significant Agreements and Related Party Transactions to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and nine months ended September 30, 2026, the Company incurred $0.6 million and $2.2 million of administrative service expenses, respectively. For the three and nine months ended September 30, 2025, the Company incurred $0.7 million and $2.2 million of administrative service expenses, respectively.

Interest and Other Debt Expenses

Interest and other financing fees for the nine months ended September 30, 2026, were attributable to borrowings under the various borrowing facilities (as discussed below under “Liquidity and Capital Resources”). For the three and nine months ended September 30, 2026, the Company incurred $13.1 million and $39.9 million in interest and other debt expenses, respectively. For the three and nine months ended September 30, 2025, the Company incurred $11.5 million and $29.5 million in interest and other debt expenses, respectively.

Offering Costs

Costs associated with the offering of common shares of the Company are capitalized as deferred offering costs and included on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur offering costs.

Other General and Administrative Expenses

Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three and nine months ended September 30, 2026, the Company incurred $0.8 million and $2.5 million in other general and administrative expenses, respectively. For the three and nine months ended September 30, 2025, the Company incurred $0.7 million and $2.2 million in other general and administrative expenses, respectively.

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

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2026, the Company incurred Management Fees of $3.4 million and $9.3 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred Management Fees of $2.1 million and $5.4 million, respectively.

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

For the three and nine months ended September 30, 2026, the Company incurred Incentive Fees of $2.8 million and $6.9 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred Incentive Fees of $1.3 million and $3.7 million, respectively.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 and 2025 was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-Control / Non-Affiliate investments	$(8,769)	$(416)	$(21,023)	$112
Translation of assets and liabilities in foreign currencies	25	—	25	—
Net unrealized appreciation / (depreciation)	$(8,744)	$(416)	$(20,998)	$112

For the three months ended September 30, 2026, we recorded net unrealized depreciation on our current portfolio of $8.8 million. The net unrealized depreciation on the Company's current portfolio primarily resulted from (1) isolated deterioration in the performance of certain portfolio companies and (2) the reversal of previously recognized net unrealized appreciation on investments that were repaid during the period.

For the nine months ended September 30, 2026 we recorded net unrealized depreciation on our current portfolio of $21.0 million. The net unrealized depreciation on the Company's current portfolio primarily resulted from (1) fair value adjustments across our portfolio company investments related to market-wide credit spread widening and (2) isolated deterioration in the performance of certain portfolio companies.

For the three months ended September 30, 2025, we recorded net unrealized depreciation on our current portfolio of $0.4 million. The net unrealized depreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.

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

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio as of September 30, 2026 and December 31, 2025 was 211.9% and 178.0%, respectively.

Cash Flows

For the nine months ended September 30, 2026, we experienced a net decrease in cash in the amount of $2.8 million. During that period, our operating activities used $426.3 million in cash, consisting primarily of purchases of portfolio investments of $627.2 million. In addition, financing activities provided net cash of $423.5 million, consisting primarily of net borrowings under the Asset-Based Facility and Subscription Facility of $95.8 million and proceeds from the issuance of Common Stock of $365.3 million. As of September 30, 2026, we had $3.1 million of cash and cash equivalents on hand.

For the nine months ended September 30, 2025, we experienced a net increase in cash in the amount of $13.4 million. During that period, our operating activities used $535.4 million in cash, consisting primarily of purchases of portfolio investments of $584.1 million. In addition, financing activities provided net cash of $548.8 million, consisting primarily of net borrowings under the Asset-Based Facility and Subscription Facility of $334.5 million and proceeds from the issuance of Common Stock of $249.5 million. At September 30, 2025, we had $26.3 million of cash and cash equivalents on hand.

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

The Asset-Based Facility is a revolving credit facility with a revolving period ending October 18, 2026 (or upon the occurrence of certain events as specified therein) and has a scheduled maturity date of October 18, 2028. Advances under the Asset-Based Facility are available in U.S. dollars and other permitted currencies. As of September 30, 2026, the interest charged on the Asset-Based Facility was based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.30%. Under the Asset-Based Facility, the Financing SPV pays an undrawn fee of 0.75% per annum on the average daily unused amount of the financing commitments until the end of the revolving period, subject to minimum utilization requirements. On October 9, 2026, the Financing SPV entered into Amendment No. 5 to the Asset-Based Facility, which amended certain of the terms described above, including extending the scheduled maturity date to October 9, 2031. See Note 12. Subsequent Events for additional information.

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

As of September 30, 2026, to the Company’s knowledge, each of the Company, the Financing SPV and the Facility Portfolio Manager was in compliance with all covenants and other requirements applicable to it under the Asset-Based Facility.

As of September 30, 2026, total commitments under the Asset-Based Facility were $500.0 million and we had borrowings of $391.9 million outstanding with a weighted average interest rate of 6.11%.

Subscription Facility

The Company is party to the Subscription Facility (as amended by Amendment No. 3) providing for a senior secured revolving credit facility. The size of the Subscription Facility may be increased to up to $750 million subject to the satisfaction of various conditions, including availability under the borrowing base, which is based on unfunded Capital Commitments of the investors in the Company. 26North Direct Lending LP serves as the portfolio manager under the Subscription Facility. Proceeds from borrowings under the Subscription Facility are to be used to, among other things, facilitate investments and for the timely payment of the Company’s expenses.

On August 14, 2026, the Company entered into Amendment No. 3 to the Subscription Facility (“Amendment No. 3”), which, among other things, extended the scheduled maturity date of the Subscription Facility to August 13, 2027, increased the advance rate upon the satisfaction of certain minimum funding conditions and added covenants related to such conditions. The Subscription Facility is a revolving credit facility with a scheduled maturity date of August 13, 2027 (or upon the occurrence of certain events as specified therein). Advances under the Subscription Facility are available in U.S. dollars and other permitted currencies. The interest charged on borrowings under the Subscription Facility is based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 1.80% per annum. Under the Subscription Facility, the Company will pay an undrawn fee of 0.50% per annum on the average daily unused amount of the financing commitments; provided that at any time the aggregate outstanding amount of advances under the Subscription Facility is greater than or equal to the minimum funding amount, the Company will pay an undrawn fee of 0.30% per annum on the average daily unused amount of the financing commitments.

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

As of September 30, 2026, to the Company’s knowledge, the Company was in compliance with all covenants and other requirements applicable to it under the Subscription Facility.

As of September 30, 2026, total commitments under the Subscription Facility were $650.0 million and we had U.S. dollar borrowings of $483.0 million outstanding with a weighted average interest rate of 5.63%.

As of September 30, 2026, we had total borrowings of $875.0 million outstanding under the Asset-Based Facility and Subscription Facility with a weighted average interest rate of 5.85%.

Distributions to Stockholders

We elected to be treated as a RIC under Subchapter M of the Code for our tax year ended December 31, 2023, and intend to make the required distributions to our Stockholders as specified therein and qualify annually as a RIC. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and by the terms of our credit facilities. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our Common Stock instead of in cash. A Stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the Stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our Common Stock.

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

Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, the Adviser applies a valuation policy approved by the Board of Directors that is consistent with ASC 820. Consistent with the valuation policy, the Adviser evaluates the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Adviser subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

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

Investment Valuation Process

The determination of the fair value involves subjective judgments and estimates. As part of the valuation process, the Adviser takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.

The Adviser, as the Board of Directors’ valuation designee under Rule 2a-5, determines fair value through its valuation committee, which is composed of senior members of the Adviser’s investment, finance, operations and compliance functions and meets at least quarterly. The Adviser undertakes a multi-step valuation process that includes the following:

•
With respect to investments for which market quotations are readily available, those investments will typically be valued at the mid-point of the bid and ask prices of those market quotations;
•
With respect to investments for which market quotations are not readily available, the valuation process begins with either (i) independent valuation firm(s) providing a preliminary valuation of such investment to the Adviser’s valuation committee or (ii) the Adviser preparing a preliminary valuation of such investment based on proprietary models;
•
Preliminary valuation conclusions are documented and reviewed and approved within the Adviser’s valuation committee.

Revenue Recognition

Interest and Dividend Income

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and PIK interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. We evaluate the collectability of PIK interest each quarter in connection with our valuation process.

Loans are generally placed on non-accrual status when principal or interest payments are materially past due or when there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. Accrued and unpaid interest, including accrued but uncapitalized PIK interest, is generally reversed through interest income when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in our judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

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

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees, as well as fees for managerial assistance rendered by the Company to its portfolio companies. Such fees, if any, are included in fee income and are recognized as income when earned or the services are rendered.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unfunded commitments to extend financing as of September 30, 2026 and December 31, 2025 was as follows (amounts in thousands):

		Commitment	Unfunded Commitment Balances (1)
Portfolio Company	Commitment Type	Expiration Date	September 30, 2026	December 31, 2025
Adelaide Borrower LLC	First Lien Senior Secured Delayed Draw Term Loan	11/8/2027	$3,881	$5,353
Adelaide Borrower LLC	First Lien Senior Secured Revolving Loan	5/8/2030	3,332	2,732
Alert SRC Newco LLC	First Lien Senior Secured Delayed Draw Term Loan	9/19/2027	1,736	10,051
Alert SRC Newco LLC	First Lien Senior Secured Revolving Loan	12/11/2030	1,304	2,174
AMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2031	—	5,297
Apple Bidco Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	7/22/2028	11,742	—
Apple Bidco Holdings, Inc.	First Lien Senior Secured Revolving Loan	1/22/2033	3,187	—
Aprio Advisory Group LLC	First Lien Senior Secured Delayed Draw Term Loan	12/23/2027	35,497	38,706
Aprio Advisory Group LLC	First Lien Senior Secured Revolving Loan	8/1/2031	3,138	3,138
Archduke Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/3/2032	3,000	3,000
Ascend Partners Services LLC	First Lien Senior Secured Delayed Draw Term Loan	8/9/2026	—	2,161
Ascend Partners Services LLC	First Lien Senior Secured Revolving Loan	8/11/2031	2,080	2,080
Azurite Intermediate Holdings Inc	First Lien Senior Secured Revolving Loan	3/19/2031	2,076	2,076
Baxter Planning Systems LLC	First Lien Senior Secured Delayed Draw Term Loan	5/20/2026	—	1,497
Baxter Planning Systems LLC	First Lien Senior Secured Revolving Loan	5/20/2031	737	1,475
Cascade Acquiror, Inc.	First Lien Senior Secured Revolving Loan	5/18/2033	7,767	—
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2027	1,541	3,083
CData Software Inc	First Lien Senior Secured Delayed Draw Term Loan	7/18/2027	—	2,620
CData Software Inc	First Lien Senior Secured Revolving Loan	7/18/2030	3,699	3,699
Celerion Buyer, Inc.	First Lien Senior Secured Revolving Loan	11/3/2028	—	344
CI (MG) Group, LLC	First Lien Senior Secured Delayed Draw Term Loan	3/27/2030	3,293	6,425
CI (MG) Group, LLC	First Lien Senior Secured Revolving Loan	3/27/2030	2,585	1,292
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	12/31/2026	1,325	—
Coding Solutions Acquisition Inc	First Lien Senior Secured Delayed Draw Term Loan	5/15/2027	3,932	5,257
Coding Solutions Acquisition Inc	First Lien Senior Secured Revolving Loan	8/7/2031	2,978	2,978
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	882	—
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/31/2027	132	—
Cpex Purchaser LLC	First Lien Senior Secured Delayed Draw Term Loan	3/1/2030	—	1,176
Cpex Purchaser LLC	First Lien Senior Secured Revolving Loan	3/1/2030	—	1,710

		Commitment	Unfunded Commitment Balances (1)
Portfolio Company	Commitment Type	Expiration Date	September 30, 2026	December 31, 2025
Crowe Advisory LLC	First Lien Senior Secured Delayed Draw Term Loan	8/7/2028	9,672	—
Crowe Advisory LLC	First Lien Senior Secured Revolving Loan	8/7/2032	4,836	—
Dcert Buyer, Inc.	First Lien Senior Secured Revolving Loan	7/10/2030	4,425	3,573
FH DMI Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	12/31/2027	7,055	7,473
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	2,042	3,074
FH DMI Buyer Inc	First Lien Senior Secured Revolving Loan	10/11/2030	258	—
Four Winds Interactive LLC	First Lien Senior Secured Delayed Draw Term Loan	2/20/2027	—	7,253
Four Winds Interactive LLC	First Lien Senior Secured Revolving Loan	2/20/2030	4,835	4,835
Galloway & Company, LLC	First Lien Senior Secured Delayed Draw Term Loan	10/16/2028	14,247	—
Goldeneye Parent, LLC	First Lien Senior Secured Revolving Loan	3/31/2032	1,850	1,850
Grand River Aseptic Manufacturing, Inc.	First Lien Senior Secured Revolving Loan	3/10/2031	10,181	13,574
Guardian Restoration Partners Buyer	First Lien Senior Secured Delayed Draw Term Loan	11/1/2026	—	1,307
Guardian Restoration Partners Buyer	First Lien Senior Secured Revolving Loan	11/3/2031	556	207
Icefall Parent Inc	First Lien Senior Secured Revolving Loan	1/25/2030	2,375	2,375
Jawbreaker Parent, Inc.	First Lien Senior Secured Delayed Draw Term Loan	1/30/2029	5,546	—
Jawbreaker Parent, Inc.	First Lien Senior Secured Revolving Loan	1/31/2033	5,546	—
Lightspeed Buyer, Inc	First Lien Senior Secured Delayed Draw Term Loan	2/6/2028	7,812	—
Lightspeed Buyer, Inc	First Lien Senior Secured Revolving Loan	2/6/2032	1,510	—
LJ Blueprint Buyer, LLC	First Lien Senior Secured Delayed Draw Term Loan	5/29/2028	6,750	—
LJ Blueprint Buyer, LLC	First Lien Senior Secured Revolving Loan	5/29/2033	3,375	—
LJ Power Holdings, LLC	First Lien Senior Secured Delayed Draw Term Loan	1/30/2028	27,864	—
LJ Power Holdings, LLC	First Lien Senior Secured Revolving Loan	1/30/2032	5,573	—
LogRhythm Inc	First Lien Senior Secured Revolving Loan	7/2/2029	4,522	5,482
Mindbody, Inc.	First Lien Senior Secured Revolving Loan	3/30/2033	11,507	—
MS Buyer Inc (fka CB Buyer Inc)	First Lien Senior Secured Revolving Loan	7/1/2031	2,135	2,205
MS Buyer Inc (fka CB Buyer Inc)	First Lien Senior Secured Delayed Draw Term Loan	7/1/2031	—	3,785
Otodata Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/31/2028	1,711	—
Otodata Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/31/2028	2,632	—
Otodata Holdings, Inc.	First Lien Senior Secured Revolving Loan	8/31/2033	3,673	—
Otodata Holdings, Inc.	First Lien Senior Secured Delayed Draw Term Loan	8/31/2028	1,453	—
Peachtree Buyer, Inc.	First Lien Senior Secured Delayed Draw Term Loan	12/12/2027	—	8,113
Peachtree Buyer, Inc.	First Lien Senior Secured Revolving Loan	12/12/2032	5,069	4,462
Penn TRGRP Holdings LLC	First Lien Senior Secured Delayed Draw Term Loan	9/27/2030	462	1,793
Penn TRGRP Holdings LLC	First Lien Senior Secured Revolving Loan	9/27/2030	1,746	1,746
Philz Coffee, Inc.	First Lien Senior Secured Delayed Draw Term Loan	2/6/2027	7,667	8,847
Philz Coffee, Inc.	First Lien Senior Secured Revolving Loan	8/6/2031	5,898	5,898
Plus Bidco, LLC	First Lien Senior Secured Delayed Draw Term Loan	8/26/2027	—	12,621
Plus Bidco, LLC	First Lien Senior Secured Revolving Loan	8/26/2032	5,409	5,048
Project Alliance Buyer LLC	First Lien Senior Secured Revolving Loan	8/27/2031	10,464	4,616
PROS Parent, Inc.	First Lien Senior Secured Revolving Loan	12/9/2032	2,344	2,344

		Commitment	Unfunded Commitment Balances (1)
Portfolio Company	Commitment Type	Expiration Date	September 30, 2026	December 31, 2025
RH Buyer, Inc.	First Lien Senior Secured Revolving Loan	1/17/2031	—	1,991
RM Advisory LLC	First Lien Senior Secured Delayed Draw Term Loan	9/10/2028	8,773	—
RM Advisory LLC	First Lien Senior Secured Revolving Loan	9/10/2033	2,632	—
RTI Surgical, Inc.	First Lien Senior Secured Revolving Loan	9/25/2032	10,171	10,171
Runway Bidco LLC	First Lien Senior Secured Delayed Draw Term Loan	12/17/2026	5,033	5,033
Runway Bidco LLC	First Lien Senior Secured Revolving Loan	12/17/2031	2,517	2,517
Sapphire Software Buyer Inc	First Lien Senior Secured Revolving Loan	9/30/2031	3,656	3,656
SingleStore Inc	First Lien Senior Secured Delayed Draw Term Loan	10/16/2031	1,214	3,406
SingleStore Inc	First Lien Senior Secured Revolving Loan	10/16/2031	3,475	3,475
Syndigo LLC	First Lien Senior Secured Revolving Loan	9/2/2032	2,935	3,494
Thunder Buyer Inc	First Lien Senior Secured Delayed Draw Term Loan	10/17/2026	3,860	6,929
Thunder Buyer Inc	First Lien Senior Secured Revolving Loan	10/17/2030	2,587	3,123
UFT Buyer LLC	First Lien Senior Secured Delayed Draw Term Loan	12/6/2027	—	4,922
UFT Buyer LLC	First Lien Senior Secured Delayed Draw Term Loan	7/17/2028	8,068	—
UFT Buyer LLC	First Lien Senior Secured Revolving Loan	12/6/2032	1,846	1,846
Unlimited Technology Holdings, LLC	First Lien Senior Secured Revolving Loan	3/12/2032	2,294	2,294
USN Opco LLC	First Lien Senior Secured Delayed Draw Term Loan	4/30/2028	5,383	—
USN Opco LLC	First Lien Senior Secured Revolving Loan	5/31/2030	4,307	—
Xactly Corporation	First Lien Senior Secured Revolving Loan	7/30/2027	1,575	1,575
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	6/13/2027	5,509	11,860
Zone & Company Software Consulting LLC	First Lien Senior Secured Delayed Draw Term Loan	9/13/2026	—	1,460
Zone & Company Software Consulting LLC	First Lien Senior Secured Revolving Loan	9/13/2030	6,354	6,354
Total			$375,033	$294,911

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Recent Developments

Dividends to Holders of Record

On November 5, 2026, the Board declared a quarterly dividend of $0.63 per share payable on December 10, 2026 to Stockholders of record as of November 6, 2026.

Amendment No. 5 to Asset-Based Facility

As previously disclosed, on October 9, 2026, the Financing SPV entered into Amendment No. 5 to the Asset-Based Facility (“Amendment No. 5”), which amended certain terms of the Asset-Based Facility, including, but not limited to, amendments to (i) designate tranches of advances under the Asset-Based Facility, (ii) extend the scheduled termination date of the Asset-Based Facility to October 9, 2031 and the reinvestment period to October 9, 2029, (iii) modify the interest charged on the Asset-Based Facility to a rate based on SOFR, SONIA, SARON, EURIBOR or CORRA, as applicable (or, if SOFR is not available, a benchmark replacement or a “base rate” (which is the greater of the prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin of 2.00% per annum, (iv) revise the advance rate under the Asset-Based Facility to 55%, subject to increases to 57.5% and/or 60% at the election of the Company subject to certain conditions related to certain concentration limitations, (v) reduce the commitment fee rate to 0.70% per annum and (vi) reduce the concentration limitation with respect to ARR portfolio investments to 15%. The other material terms of the Asset-Based Facility remain unchanged. Borrowings under the Asset-Based Facility are subject to various covenants under the related agreements as well as the leverage restrictions contained in the 1940 Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, including valuation risk and interest rate fluctuations.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board of Directors’ valuation designee, in accordance with our valuation policy and procedures established by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2. Significant Accounting Policies to our Consolidated Financial Statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of September 30, 2026, 98.8% of debt investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR or CORRA floor (includes investments bearing prime interest rate contracts) and 1.2% of our debt investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR or CORRA rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments (including short-term investments) held on September 30, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2026. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2026, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$37,033	$(17,499)	$19,534
Up 150 Basis Points	27,774	(13,124)	14,650
Up 100 Basis Points	18,516	(8,750)	9,766
Up 50 Basis Points	9,258	(4,375)	4,883
Down 50 Basis Points	(9,258)	4,375	(4,883)
Down 100 Basis Points	(18,516)	8,750	(9,766)
Down 150 Basis Points	(27,774)	13,124	(14,650)
Down 200 Basis Points	(37,033)	17,499	(19,534)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the Securities Act. The Company did not conduct any repurchases of its shares of Common Stock during the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of the members of our Board of Directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Amendment No. 3 to the Loan and Security Agreement, dated as of August 14, 2026, by and among 26North BDC, Inc., as Borrower, 26North Direct Lending LP, as Portfolio Manager, the Lenders party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 20, 2026).

10.2

Amendment No. 5 to the Loan and Security Agreement, dated as of October 9, 2026, by and among 26N DL Funding 1 LLC, as Borrower, 26North BDC, Inc., as Parent, 26North Direct Lending LP, as Portfolio Manager, the Lenders party thereto, the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 16, 2026).

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

Date: November 6, 2026	26NORTH BDC, INC.

	By:	/s/ Brendan McGovern
Brendan McGovern
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan Landsberg
Jonathan Landsberg
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)